Form 10-Q
period 1996-03-31
HGI REALTY INC
filed 1996-05-15
CIK 911645

                  SECURITIES AND EXCHANGE COMMISSION [PRIVATE]
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended  March 31, 1996

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number:  1-12424


                              HGI REALTY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



          MICHIGAN                                  38-2559212
 --------------------------------------   ------------------------------------
   (State or other jurisdiction           (I.R.S. employer identification no.)
 of incorporation or organization)


    5000 HAKES DRIVE, MUSKEGON,                         MI 49441
 --------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (616) 798-9100
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  ___X____      No _______


      Number of common shares outstanding at May 8, 1996       19,418,847
                                                              ------------

                        HGI REALTY, INC. AND SUBSIDIARY

                               Index to Form 10-Q
                                 March 31, 1996




                                                                       Page No.
                                                                       --------
    Part I. Financial Information:

          Consolidated Condensed Statements of  Income for the
           three months ended March 31, 1996 and 1995 .................    3

          Consolidated Condensed Balance Sheets as of
           March 31, 1996 and December 31, 1995 .......................    4

          Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 1996 and 1995 .................    5

          Note to Consolidated Condensed Financial Statements .........    6

          Management's Discussion and Analysis of Results of Operations
           and Financial Condition  ...................................  7-9


    Part II.

          Other Information ...........................................   10

          Signatures  .................................................   11

                        HGI REALTY, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
               For the three months ended March 31, 1996 and 1995
                                  (unaudited)


                                                         Three months ended
                                                               March 31,
                                                     ------------------------
                                                       1996            1995
                                                     ---------      ---------
                                                        (thousands, except
                                                          per share data)
    Revenue:
      Base rent                                         $27,212       $ 9,429
      Percentage rent                                       608           427
      Expense recoveries                                  7,786         2,748
      Other                                               1,398           635
                                                        -------       -------
         Total revenue                                   37,004        13,239
    Expenses:
      Property operating                                  5,608         2,045
      Real estate taxes                                   2,640         1,003
      Interest                                            8,827         1,844
      Depreciation and amortization                       7,717         2,610
      General and administrative                          2,003           708
      Land leases and other                                 129           278
                                                        -------       -------
         Total expenses                                  26,924         8,488
                                                        -------       -------
    Net income before gain on sale of real estate        10,080         4,751
    Gain on sale of real estate                               -           225
                                                        -------       -------
    Net income before minority interest                  10,080         4,976
    Minority interest                                    (2,601)         (842)
                                                        -------       -------
         Net income                                     $ 7,479       $ 4,134
                                                        =======       =======

    Net income per common share                         $  0.39       $  0.40
                                                        =======       =======
    Cash dividend per common share                      $ 0.505       $ 0.505
                                                        =======       =======
    Average common shares outstanding                    19,121        10,236
                                                        =======       =======




See accompanying note to consolidated condensed financial statements.

                        HGI REALTY, INC. AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (unaudited)


                                                          March 31,            December 31,
                                                            1996                  1995
                                                         ----------           -------------
                                                                   (thousands)
ASSETS
Real estate at cost:
  Land                                                    $  133,853            $  133,815
  Buildings and improvements                                 951,396               926,145
  Less accumulated depreciation                              (45,357)              (37,839)
                                                          ----------            ----------
    Total real estate                                      1,039,892             1,022,121
Cash                                                           2,164                 6,567
Prepaid expenses                                                 724                 1,408
Due from related parties                                       1,994                 1,020
Deferred charges and other assets                             34,444                27,974
                                                          ----------            ----------
    Total assets                                          $1,079,218            $1,059,090
                                                          ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                  $  533,599            $  503,246
Accounts payable and accrued expenses                         35,684                43,170
Dividends payable                                             12,989                12,950
Other liabilities                                              8,193                 8,131
                                                          ----------            ----------
    Total liabilities                                        590,465               567,497
                                                          ----------            ----------
MINORITY INTEREST                                            132,935               149,697
                                                          ----------            ----------
SHAREHOLDERS' EQUITY:
Common shares                                                    193                   186
Additional paid-in capital                                   371,995               355,803
Distributions in excess of net income                        (16,370)              (14,093)
                                                          ----------            ----------
    Total shareholders' equity                               355,818               341,896
                                                          ----------            ----------
    Total liabilities and shareholders' equity            $1,079,218            $1,059,090
                                                          ==========            ==========


See accompanying note to consolidated condensed financial statements.

                        HGI REALTY, INC. AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995
                                  (unaudited)



                                                                Three months ended
                                                                      March 31,
                                                               --------------------
                                                                1996          1995
                                                                ----          ----
                                                                 (thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $  7,479       $  4,134
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
      Minority interest in net income                           2,601            842
      Depreciation and amortization                             8,016          2,704
      Gain on sale of real estate                                   -           (225)
      Compensation related to stock bonus arrangements             31             23
    Changes in assets and liabilities:
      Prepaid expenses                                            684            (96)
      Deferred charges and other assets                        (7,855)        (1,373)
      Accounts payable and accrued expenses                    (1,741)            27
      Other liabilities                                            62            150
                                                             --------       --------
        Net cash provided by operating activities               9,277          6,186
                                                             --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for real estate and improvements             (31,273)       (18,143)
    Proceeds from sale of real estate                               -            354
                                                             --------       --------
        Net cash used in investing activities                 (31,273)       (17,789)
                                                             --------       --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends                                                  (9,330)        (9,878)
    Dividends - minority interest                              (3,581)        (2,012)
    Proceeds from borrowings                                   75,676         22,556
    Principal payments on mortgages and other debt            (45,172)          (107)
                                                             --------       --------
        Net cash provided by financing activities              17,593         10,559
                                                             --------       --------
          Net decrease in cash                                 (4,403)        (1,044)
    Cash:
      Beginning of period                                       6,567          4,172
                                                             --------       --------
      End of period                                          $  2,164       $  3,128
                                                             ========       ========

See accompanying note to consolidated condensed financial statements.

                        HGI REALTY, INC. AND SUBSIDIARY
              Note to Consolidated Condensed Financial Statements
                                  (unaudited)



(1)  Financial Statement Presentation

           The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since the user of these statements is assumed to read them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the HGI Realty, Inc. annual report on Form 10-K for the year ended December 31, 1995.

      Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements reported herein. These reclassifications have not changed the 1995 results.

                        HGI REALTY, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
                   For the three months ended March 31, 1996
                                  (unaudited)




General Overview

HGI Realty, Inc. and Subsidiary (the "Company") has grown by developing new outlet shopping centers, expanding existing outlet shopping centers, acquiring outlet shopping centers and increasing rental revenue at its existing outlet shopping centers. The operations of the Company are conducted through Horizon/Glen Outlet Centers Limited Partnership (the "Operating Partnership"). On July 14, 1995, the Company expanded its operations by merging with McArthur/Glen Realty Corp. ("McArthur/Glen"), an owner, operator and developer of outlet shopping centers. The accompanying consolidated condensed financial statements include the results of operations of McArthur/Glen from the date of the merger. The Company owns and operates 35 centers located in 19 states. As of March 31, 1996, the Company owned 75.3 percent of the Operating Partnership.


Results of Operations

Net income before minority interest in the current three-month period increased $5.1 million compared to the corresponding prior-year period. The increase was primarily attributable to the merger with McArthur/Glen and, secondarily, the opening of three additional centers, seven expansions and the acquisition of one property adjacent to an existing center, which collectively added 5.2 million square feet of gross leasable area (GLA). Depreciation and amortization in the 1996 three-month period increased $5.1 million compared to the prior year due to the increased GLA. First quarter 1996 property operating expenses and real estate taxes increased to $8.2 million from $3.0 million in the respective 1995 period due to the increased GLA. General and administrative expenses, which increased $1.3 million from the prior-year quarter of $.7 million, represented 5.4% of first quarter 1996 operating revenues compared to 5.3% in the prior-year quarter. Although operating efficiencies were achieved in the 1996 first quarter as a result of managing a larger portfolio, the cost savings were offset by increased reserves for doubtful accounts receivable.

                        HGI REALTY, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1996
                                  (unaudited)




Consolidated revenues were as follows (in thousands):

                                         Three months ended March 31,
                                      ------------------------------------
                                                                Percentage
                                       1996           1995       Increase
                                      -------       -------     ----------
 Base rent                            $27,212       $ 9,429       188.6%
 Percentage rent                          608           427        42.4%
 Expense recoveries                     7,786         2,748       183.3%
 Other                                  1,398           635       120.2%
                                      -------       -------       ------
                                      $37,004       $13,239       179.5%
                                      =======       =======       ======


Base rents, percentage rents and expense recoveries increased in the current comparable three-month period principally due to increased GLA. Other income increased in 1996 compared to 1995 from higher income related to marketing services.

Interest expense increased $7.0 million in the current three-month comparable period from higher debt levels, primarily as a result of the merger.


Liquidity and Capital Resources

The Company received a $65.0 million mortgage in the first quarter of 1996 from an institutional lender at a fixed interest rate of 8.574%, has received a $21.5 million mortgage commitment from a life insurance company, and is negotiating with another life insurance company for an additional $10.0 million mortgage commitment. Proceeds from the $65.0 million mortgage were used to reduce current debt maturities and amounts outstanding under revolving credit facilities.

During 1996, the Company plans to continue expansion or development of 13 centers prior to December 31, 1996 at an estimated cost of $108.0 million. The Company plans to fund this expansion and development and $24.3 million in current debt maturities with existing cash balances, cash flow from operations and additional borrowings.

                        HGI REALTY, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1996
                                  (unaudited)


The Company believes it will have access to the capital resources necessary to expand and develop its business. The Company anticipates that existing cash balances and cash flow from operations, together with cash from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company. The Company expects to meet its short-term borrowing requirements primarily through its existing revolving credit facilities, which aggregate $220.0 million, and a $125.0 million construction line of credit which had availability of $67.8 million and $76.1 million, respectively, at March 31, 1996. The revolving credit facilities were not fully collateralized resulting
in a borrowing base limitation of $174.0 million at March 31, 1996.    The
Company believes it has sufficient unencumbered assets to fully collateralize these credit facilities and intends to do so by year-end. To meet its long-term liquidity requirements, the Company intends to obtain funds through construction credit facilities, revolving credit facilities, equity offerings, or long-term fixed-rate debt financing in a manner consistent with its debt to total market capitalization policy.

The Company declared a $.505 dividend per common share in the first quarter of 1996. In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. The Company intends to pay those dividends from cash flow from operations which is expected to increase due to future growth in rental revenues on existing outlet shopping centers and cash flow from expansions, acquisitions and new developments. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its outlet shopping centers.

Funds From Operations

The Company believes that Funds From Operations ("FFO") provides an indicator of the financial performance of the Company and is influenced by both the operations of the properties and the capital structure of the Company. FFO is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring plus depreciation and amortization of real estate assets and adjustments for other noncash items and unconsolidated partnerships and joint ventures. The Company expects that FFO will be the most significant factor considered by the Board of Directors in determining the amount of cash distributions the Company will make to shareholders. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs.

For the comparable three months ended March 31, 1996 and 1995, FFO before minority interest increased $10.3 million, or 136 percent compared to the prior-year period, primarily as a result of the merger.

                        HGI REALTY, INC. AND SUBSIDIARY
                          Part II - Other Information





Item 6: Exhibits and Reports on Form 8-K

     a) None

     b) None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HGI REALTY, INC.
                                --------------------
                                Registrant





Date:     May 10, 1996          By: /s/ Richard A. Phillips
                                   -------------------------------------------
                                   Richard A. Phillips, Vice-President,
                                   Controller and Chief Accounting Officer