Form 10-Q
period 1996-06-30
HGI REALTY INC
filed 1996-08-14
CIK 911645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------
                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number:  1-12424
                        --------------------------------

                             HORIZON GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



             MICHIGAN                                 38-2559212
 --------------------------------            ----------------------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
 of incorporation or organization)


 5000 HAKES DRIVE, NORTON SHORES, MI                              49441
 ----------------------------------------                       ---------
 (Address of principal executive offices)                       (Zip Code)



                                 (616) 798-9100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                 ---        ---

     NUMBER OF COMMON SHARES OUTSTANDING AT AUGUST 9, 1996,    21,023,533
                                                               ----------

                       HORIZON GROUP, INC. AND SUBSIDIARY

                               Index to Form 10-Q
                                 June 30, 1996


                                                                        Page No.


Part I.  Financial Information:

         Consolidated Condensed Statements of Income for the
          three months and six months ended June 30, 1996 and 1995 .......     3

         Consolidated Condensed Balance Sheets as of
          June 30, 1996 and December 31, 1995 ............................     4

         Consolidated Condensed Statements of Cash Flows for the
          six months ended June 30, 1996 and 1995 ........................     5

         Notes to Consolidated Condensed Financial Statements ............   6-7

         Management's Discussion and Analysis of Results of Operations
          and Financial Condition ........................................   8-11


Part II.

         Other Information ...............................................  12-13

         Signatures ......................................................     14

                       HORIZON GROUP, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
           For the three and six months ended June 30, 1996 and 1995
                                  (unaudited)



                                                      Three months ended                       Six months ended
                                                           June 30,                                June 30,
                                                   -------------------------               -------------------------
                                                    1996              1995                  1996              1995
                                                   -------           -------               -------           -------
                                                                   (thousands, except per share data)
REVENUE:
 Base rent                                         $27,346           $10,091               $54,558           $19,520
 Percentage rent                                       588               427                 1,196               854
 Expense recoveries                                  7,810             2,744                15,596             5,492
 Other                                               1,471               590                 2,869             1,225
                                                   -------           -------               -------           -------
  Total revenue                                     37,215            13,852                74,219            27,091
                                                   -------           -------               -------           -------
EXPENSES:
 Property operating                                  5,366             1,900                10,974             3,945
 Real estate taxes                                   2,751             1,049                 5,391             2,052
 Interest                                            9,114             2,277                17,941             4,121
 Depreciation and amortization                       8,611             2,959                16,328             5,569
 General and administrative                          1,736               722                 3,739             1,430
 Land leases and other                                 146               293                   275               571
                                                   -------           -------               -------           -------
  Total expenses                                    27,724             9,200                54,648            17,688
                                                   -------           -------               -------           -------
Income before gain on sale of real estate            9,491             4,652                19,571             9,403
Gain on sale of real estate                              -               273                     -               498
                                                   -------           -------               -------           -------
Net income before minority interest                  9,491             4,925                19,571             9,901
Minority interest                                   (2,286)             (839)               (4,887)           (1,681)
                                                   -------           -------               -------           -------
 NET INCOME                                        $ 7,205           $ 4,086               $14,684           $ 8,220
                                                   =======           =======               =======           =======
Net income per common share                        $   .37           $   .40               $   .76           $   .80
                                                   =======           =======               =======           =======
Cash dividend per common share                     $   .53           $  .616               $ 1.035           $ 1.121
                                                   =======           =======               =======           =======
Average common shares outstanding                   19,432            10,236                19,277            10,236
                                                   =======           =======               =======           =======

     See accompanying notes to consolidated condensed financial statements.

                       HORIZON GROUP, INC. AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                   as of June 30, 1996 and December 31, 1995
                                  (unaudited)


                                                 June 30,    December 31,
                                                   1996         1995
                                                 ----------   ----------
ASSETS                                                 (thousands)
Real estate at cost:
 Land                                            $  134,905   $  133,815
 Buildings and improvements                         980,872      926,145
 Less accumulated depreciation                      (53,374)     (37,839)
                                                 ----------   ----------
  Total real estate                               1,062,403    1,022,121
Cash                                                  3,563        6,567
Prepaid expenses                                        490        1,408
Due from related parties                              1,053        1,020
Deferred charges and other assets                    37,921       27,974
                                                 ----------   ----------
  Total assets                                   $1,105,430   $1,059,090
                                                 ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                         $  561,865   $  503,246
Accounts payable and accrued expenses                35,970       43,170
Dividends payable                                    13,572       12,950
Other liabilities                                     9,607        8,131
                                                 ----------   ----------
  Total liabilities                                 621,014      567,497
                                                 ----------   ----------
MINORITY INTEREST                                   127,758      149,697
                                                 ----------   ----------
SHAREHOLDERS' EQUITY:
Common shares                                           195          186
Additional paid-in capital                          375,968      355,803
Distributions in excess of net income               (19,505)     (14,093)
                                                 ----------   ----------
  Total shareholders' equity                        356,658      341,896
                                                 ----------   ----------
  Total liabilities and shareholders' equity     $1,105,430   $1,059,090
                                                 ==========   ==========

See accompanying notes to consolidated condensed financial statements.

                       HORIZON GROUP, INC. AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
                For the six months ended June 30, 1996 and 1995
                                  (unaudited)


                                                             Six months ended
                                                                 June 30,
                                                            -------------------
                                                             1996        1995
                                                            --------   --------
                                                                (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 14,684   $  8,220
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interest in net income                              4,887      1,681
  Depreciation and amortization                               16,909      5,757
  Gain on sale of real estate                                      -       (498)
  Compensation related to stock bonus arrangements                51         49
 Changes in assets and liabilities:
  Prepaid expenses                                               918        (36)
  Deferred charges and other assets                          (12,553)    (5,530)
  Accounts payable and accrued expenses                       (6,771)     1,154
  Other liabilities                                            1,476      1,121
                                                            --------   --------
   Net cash provided by operating activities                  19,601     11,918
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for real estate and improvements               (55,520)   (54,104)
 Proceeds from sale of real estate                                 -        879
                                                            --------   --------
   Net cash used in investing activities                     (55,520)   (53,225)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                   (19,125)    (9,878)
 Dividends and distributions - minority interest              (6,889)    (2,012)
 Proceeds from borrowings                                    132,609     68,079
 Principal payments on mortgages and other debt              (73,680)   (14,879)
                                                            --------   --------
    Net cash provided by financing activities                 32,915     41,310
                                                            --------   --------
     Net increase (decrease) in cash                          (3,004)         3
CASH:
 Beginning of period                                           6,567      4,172
                                                            --------   --------
 End of period                                              $  3,563   $  4,175
                                                            ========   ========

See accompanying notes to consolidated condensed financial statements.

                       HORIZON GROUP, INC. AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)


(1)  Financial Statement Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since it is assumed the user of these statements is reading them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary for a fair statement of financial results for the interim periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements reported herein. These reclassifications have not changed the 1995 results.


(2)  Mortgages and other debt

     On June 28, 1996, the Company entered into a $205 million revolving credit facility agreement with a subsidiary of First Chicago NBD Corporation and certain other banks (the "New Credit Facility"). The New Credit Facility, which combines two prior revolving credit facilities, expires in June 1999. At the Company's election, interest on the New Credit Facility is charged at the rate of 1/4 of 1 percent over the prime rate, or 2 percent over the London interbank offered rate ("LIBOR"). The interest in excess of the prime rate or LIBOR rate is subject to reduction in certain instances, including the rating of certain debt of the Company, a reduction in the Company's debt to capitalized value and additional equity investments in the Company. Borrowings under the New Credit Facility are primarily used for acquisitions, property expansion and development activities and are collateralized by certain properties owned by the Company. On June 30, 1996, the combined commitment of the New Credit Facility was not fully collateralized, resulting in a borrowing base of approximately $184.5 million.

                       HORIZON GROUP, INC. AND SUBSIDIARY
        Notes to Consolidated Condensed Financial Statements (continued)
                                  (unaudited)


(3)  Subsequent Events

     The Company received a commitment, dated July 1, 1996, from Heitman
     Capital Management Corporation ("Heitman"), acting as an advisor for an institutional advisory client, to form a new venture (the "Venture") for the purposes of acquiring and owning the Company's Finger Lakes Outlet Center (the "Property"). The commitment provides that Heitman will invest a total of $42.5 million which will be distributed to the Company upon its contribution of the Property and current expansion phases under development to the Venture. The Company will develop these additional phases of the Property pursuant to a development agreement with the Venture and will manage and lease the Property. The commitment also provides that Heitman has the right to convert its interest in the Venture into 1.95 million shares of Common Stock. The commitment is subject to the execution of a definitive venture agreement and the completion of final due diligence by both parties. Norman Perlmutter, a director of the Company, is Chairman of the Board and Chief Executive Office of Heitman Financial Limited of which Heitman is a wholly-owned subsidiary.


     On July 22, 1996, the Company received a $99.3 million mortgage commitment from an institutional lender at a fixed interest rate of 9.06 percent. Proceeds from the $99.3 million mortgage will be used to repay project specific debt outstanding under revolving credit facilities.


     On July 23, 1996, the Company consummated the sale of 1.5 million shares of Common Stock to Smith Barney Inc. ("Smith Barney") at a 5 percent discount to the then fair market price of $20.00 per share for an aggregate price of $28.5 million. The Company also granted to Smith Barney a 30-day option to purchase up to 225,000 additional shares of Common Stock, on the same basis, solely to cover over-allotments, if any.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
            For the three months and six months ended June 30, 1996
                                  (unaudited)


General Overview

Horizon Group, Inc. and Subsidiary (the "Company") has grown by developing new outlet shopping centers, expanding existing outlet shopping centers, acquiring outlet shopping centers and increasing rental revenue at its existing outlet shopping centers. The operations of the Company are conducted through Horizon/Glen Outlet Centers Limited Partnership (the "Operating Partnership"). On July 14, 1995, the Company expanded its operations by merging with McArthur/Glen Realty Corp. ("McArthur/Glen"), an owner, operator and developer of outlet shopping centers. The accompanying consolidated condensed financial statements include the results of operations of McArthur/Glen from the date of the merger. As of June 30, 1996, the Company owned 76.2 percent of the Operating Partnership.


Results of Operations

Net income before minority interest in the current three- and six- month periods increased $4.6 million and $9.7 million compared to the corresponding prior year periods. The increases were primarily attributable to the merger with McArthur/Glen and secondarily, the opening of three additional centers and six expansions which collectively added 5.1 million square feet of gross leaseable area ("GLA"). Depreciation and amortization in the three- and six-month periods of 1996 increased $5.7 million and $10.8 million compared to the prior year due to the increased GLA. Property operating and real estate tax expenses increased $5.2 million and $10.4 million in the current three and six months reflecting the growth in center GLA partially offset by operating efficiencies and economies of scale. General and administrative expenses in 1996 increased $1.0 million and $2.3 million in the three and six months compared to the prior year periods. As a result of operating efficiencies achieved through managing a larger portfolio, general and administrative expenses as a percentage of total revenues decreased in the current quarter to
4.7 percent compared to 5.2 percent in the prior year and declined in the current six months to 5.0 percent from 5.3 percent in the prior year. The general and administrative cost savings were partially offset by increased reserves for doubtful accounts receivable.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
            For the three months and six months ended June 30, 1996
                                  (unaudited)

Consolidated revenues were as follows (in thousands):


                           Three months ended June 30,               Six months ended June 30,
                    ----------------------------------------------------------------------------------
                                                  Percentage                                Percentage
                            1996          1995      Increase          1996          1995      Increase
                    ------------  ------------  ------------  ------------  ------------  ------------
Base rent                $27,346       $10,091       171.0 %       $54,558       $19,520       179.5 %
Percentage rent              588           427        37.7 %         1,196           854        40.0 %
Expense recoveries         7,810         2,744       184.6 %        15,596         5,492       184.0 %
Other                      1,471           590       149.3 %         2,869         1,225       134.2 %
                         -------       -------       -----         -------       -------       -----
                         $37,215       $13,852       168.7 %       $74,219       $27,091       174.0 %
                         =======       =======       =====         =======       =======       =====


Base and percentage rents increased in the current comparable three- and six-month periods principally due to increased GLA. Weighted average rent per square foot of GLA as of June 30, 1996, was $14.39 compared to $12.89 as of June 30, 1995. Increases in expense recoveries from tenants in the current quarter and six months as compared to the prior year also resulted principally from additional GLA.

Interest expense increased $6.8 million and $13.8 million in the current three- and six- month comparable periods from higher debt levels.

Liquidity and Capital Resources

The Company received a $65.0 million mortgage in the first quarter of 1996 from an institutional lender at a fixed interest rate of 8.574 percent. Proceeds from the $65.0 million mortgage were used to reduce current debt maturities and amounts outstanding under revolving credit facilities. The Company received a $21.2 million and a $10.0 million mortgage commitment from two life insurance companies. Both mortgages are scheduled to close before December 31, 1996.

On July 22, 1996, the Company received a $99.3 million mortgage commitment from an institutional lender at a fixed interest rate of 9.06 percent. Proceeds from the $99.3 million mortgage will be used to repay project specific debt outstanding under revolving credit facilities.

On July 23, 1996, the Company sold 1.5 million shares of Common Stock for an aggregate price of $28.5 million. Proceeds from the sale were used to reduce amounts outstanding under revolving credit facilities.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
            For the three months and six months ended June 30, 1996
                                  (unaudited)


The Company received a commitment, dated July 1, 1996, from Heitman Capital Management Corporation ("Heitman"), acting as an advisor for an institutional advisory client, to form a new venture (the "Venture") for the purposes of acquiring and owning the Company's Finger Lakes Outlet Center (the "Property"). The commitment provides that Heitman will invest a total of $42.5 million which will be distributed to the Company upon its contribution of the Property and current expansion phases under development to the Venture. See note 3 in the accompanying consolidated condensed financial statements for further information.

During the last two quarters of 1996, the Company plans to spend approximately $59 million to continue expansion or development of its centers. The Company plans to fund this expansion and development with existing cash balances, cash flow from operations and additional borrowings.

The Company believes it will have access to the capital resources necessary to expand and develop its business. The Company anticipates that existing cash balances and cash flow from operations, together with cash from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company. The Company expects to meet its short-term borrowing requirements primarily through its existing revolving credit facilities and a construction line of credit. The revolving credit facilities, which aggregate $225.0 million, were not fully collateralized resulting in a borrowing base limitation of $204.5 million and had availability of $4.1 million at June 30, 1996. The Company believes it has sufficient unencumbered assets to fully collateralized these credit facilities and intends to do so by year-end. At June 30, 1996, borrowings under the Company's $125.0 million construction line of credit were $51.5 million. To meet its long-term liquidity requirements, the Company intends to obtain funds through construction credit facilities, revolving credit facilities, equity offerings, or long-term fixed-rate debt financing in a manner consistent with its debt to total market capitalization policy.

The Company declared a $.505 and $.53 dividend per common share in the first and second quarter of 1996, respectively. In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. The Company intends to pay those dividends from cash flow from operations which is expected to increase due to future growth in rental revenues at existing outlet shopping centers and cash flow from expansions, acquisitions and new developments. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisitions or development of new properties as suitable opportunities arise and for the expansion and renovation of its outlet shopping centers.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
            For the three months and six months ended June 30, 1996
                                  (unaudited)


Funds From Operations

The Company believes that Funds From Operations provides an indicator of the financial performance of the Company and is influenced by both the operations of the properties and the capital structure of the Company. Funds From Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring, plus depreciation and amortization of real estate assets and adjustments for other noncash items and unconsolidated partnerships and joint ventures. The Company expects that Funds From Operations will be the most significant factor considered by the Board of Directors in determining the amount of cash distributions the Company will make to shareholders. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs.

For the comparable three and six months ended June 30, 1996, Funds From Operations before minority interest increased $10.1 million and $20.4 million or 129.1 and 132.6 percent, respectively, compared to the prior year periods.

                       HORIZON GROUP, INC. AND SUBSIDIARY
                          Part II - Other Information



Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

         The annual meeting of the shareholders of the Company was held on May 22, 1996. At such meeting, the shareholders of the Company elected Douglas Crocker II, William P. Dickey and Martin Sherman as directors of the Company (for: 17,049,312 shares; against: 0 shares; withheld:
         83,221 shares). The following directors, Jeffrey A. Kerr, Edwin N. Homer and Ronald L. Piasecki continued in their capacity after the annual meeting until their terms expire. At the meeting the shareholders approved the amendment to change the Company's name from HGI Realty, Inc. to Horizon Group, Inc. (for: 17,006,782 shares; against: 41,648 shares; withheld: 84,066 shares).

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)        3.1   Amendment to Amended and Restated Articles of Incorporation of
                the Company

          3.2   Amended and Restated Bylaws of the Company

            4   Specimen Common Stock Certificate

         10.1 Amended and Restated Employment Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Jeffrey A. Kerr

         10.2 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and George T. Haworth

         10.3 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Gary E. Geisler

         10.4 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Margaret M. Ernst

         10.5 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Alan Glen

                       HORIZON GROUP, INC. AND SUBSIDIARY
                    Part II - Other Information  (continued)




Item 6.  Exhibits and Reports on Form 8-K (continued)
         --------------------------------

         10.6 Consolidated, Amended and Restated Revolving Credit Agreement among Horizon/Glen Outlet Centers Limited Partnership, Horizon Group, Inc., The First National Bank of Chicago, Wells Fargo Realty Advisors Funding, Incorporated and other banks.

         27     Financial Data Schedule

b)       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HORIZON GROUP, INC.
                                    Registrant




Date:   August 13, 1996             By:   /s/ Richard Phillips
                                    --------------------------------------------
                                    Richard Phillips, Vice President, Controller
                                    and Chief Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION
- -----------                     -----------

   3.1 Amendment to Amended and Restated Articles of Incorporation of the Company

   3.2           Amended and Restated Bylaws of the Company

     4           Specimen Common Stock Certificate

  10.1 Amended and Restated Employment Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Jeffrey A. Kerr

  10.2 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and George T. Haworth

  10.3 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Gary E. Geisler

  10.4 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Margaret M. Ernst

  10.5 Agreement by and among HGI Realty, Inc., Horizon/Glen Outlet Centers Limited Partnership and Alan Glen

  10.6 Consolidated, Amended and Restated Revolving Credit Agreement among Horizon/Glen Outlet Centers Limited Partnership, Horizon Group, Inc., The First National Bank of Chicago, Wells Fargo Realty Advisors Funding, Incorporated and other banks.

  27             Financial Data Schedule