Form 10-Q
period 1996-09-30
HORIZON GROUP INC
filed 1996-11-14
CIK 911645

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                   of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1996

                                     OR

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                      Commission file number:  1-12424


                             HORIZON GROUP, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)



           MICHIGAN                                       38-2559212
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)


  5000 HAKES DRIVE, NORTON SHORES, MI                             49441
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                               (616) 798-9100
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


                               Not Applicable
  -------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes  X      No
                                                           -----       -----

     NUMBER OF COMMON SHARES OUTSTANDING AT NOVEMBER 8, 1996    21,987,939

                     HORIZON GROUP, INC. AND SUBSIDIARY

                             Index to Form 10-Q
                             September 30, 1996


                                                                        Page No.


Part I.Financial Information:

       Consolidated Condensed Statements of Income for the
         three months and nine months ended September 30, 1996 and 1995...    3

       Consolidated Condensed Balance Sheets as of
         September 30, 1996 and December 31, 1995 ........................    4

       Consolidated Condensed Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995....................    5

       Notes to Consolidated Condensed Financial Statements ..............  6-7

       Management's Discussion and Analysis of Results of Operations
         and Financial Condition ......................................... 8-11


  Part II.

       Other Information..................................................   12

       Signatures ........................................................   13

                       HORIZON GROUP, INC. AND SUBSIDIARY
                  Consolidated Condensed Statements of Income
        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                           Three months ended   Nine months ended
                                             September 30,        September 30,
                                           -----------------   ------------------
                                            1996      1995       1996      1995
                                           -------   -------   --------   -------
                                             (thousands, except per share data)
REVENUE
 Base rent                                 $27,529   $22,326   $ 82,087   $41,846
 Percentage rent                               589       885      1,785     1,739
 Expense recoveries                          8,758     6,264     24,354    11,756
 Other                                       1,775     1,144      4,644     2,369
                                           -------   -------   --------   -------
  Total revenue                             38,651    30,619    112,870    57,710
                                           -------   -------   --------   -------
EXPENSES
 Property operating                          5,657     4,464     16,631     8,409
 Real estate taxes                           3,436     2,293      8,827     4,345
 Land leases and other                         454       308        729       879
 Depreciation and amortization               9,420     7,424     25,748    12,993
 General and administrative                  2,639     1,591      6,378     3,021
 Interest                                    9,701     6,418     27,506    10,539
                                           -------   -------   --------   -------
  Total expenses                            31,307    22,498     85,819    40,186
                                           -------   -------   --------   -------
Income before gain on sale of real estate    7,344     8,121     27,051    17,524
Gain on sale of real estate                    432       163        432       661
                                           -------   -------   --------   -------
Net income before extraordinary charge
 and minority interest                       7,776     8,284     27,483    18,185
Extraordinary charge on prepayment of
debt                                          (283)        -       (419)        -
                                           -------   -------   --------   -------
Net income before minority interest          7,493     8,284     27,064    18,185
Minority interest                           (1,576)   (2,298)    (6,463)   (3,979)
                                           -------   -------   --------   -------
NET INCOME                                 $ 5,917   $ 5,986   $ 20,601   $14,206
                                           =======   =======   ========   =======
PER SHARE:
 Net income before extraordinary charge    $   .29   $   .35   $   1.06   $  1.13
 Extraordinary charge on prepayment
  of debt                                     (.01)        -       (.02)        -
                                           -------   -------   --------   -------
 Net income                                $   .28   $   .35   $   1.04   $  1.13
                                           =======   =======   ========   =======
 Cash dividend                             $   .53   $  .505   $  1.565   $ 1.626
                                           =======   =======   ========   =======
Average common shares outstanding           20,860    17,017     19,808    12,522
                                           =======   =======   ========   =======

     See accompanying notes to consolidated condensed financial statements.

                       HORIZON GROUP, INC. AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                 as of September 30, 1996 and December 31, 1995
                                  (unaudited)

                                             September 30,  December 31,
                                                  1996         1995
                                             -------------  ------------
ASSETS                                               (thousands)
Real estate - at cost:
 Land                                          $  134,840   $  133,815
 Buildings and improvements                     1,009,191      926,145
 Less accumulated depreciation                    (62,080)     (37,839)
                                               ----------   ----------
  Total real estate                             1,081,951    1,022,121
Cash                                                2,030        6,567
Prepaid expenses                                    1,370        1,408
Due from related parties                            1,160        1,020
Deferred charges and other assets                  40,096       27,974
                                               ----------   ----------
  Total assets                                 $1,126,607   $1,059,090
                                               ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                       $  563,452   $  503,246
Accounts payable and accrued expenses              34,029       43,170
Dividends payable                                  14,397       12,950
Other liabilities                                   8,319        8,131
                                               ----------   ----------
  Total liabilities                               620,197      567,497
                                               ----------   ----------
MINORITY INTEREST                                 115,483      149,697
                                               ----------   ----------
SHAREHOLDERS' EQUITY:
Common shares                                         215          186
Additional paid-in capital                        415,724      355,803
Distributions in excess of net income             (25,012)     (14,093)
                                               ----------   ----------
  Total shareholders' equity                      390,927      341,896
                                               ----------   ----------
  Total liabilities and shareholders' equity   $1,126,607   $1,059,090
                                               ==========   ==========

     See accompanying notes to consolidated condensed financial statements.

                       HORIZON GROUP, INC. AND SUBSIDIARY
                Consolidated Condensed Statements of Cash Flows
             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                                               Nine months ended
                                                                 September 30,
                                                              --------------------
                                                                1996       1995
                                                              ---------  ---------
                                                                  (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before extraordinary charge                        $ 21,020   $ 14,206
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Minority interest in net income                                6,463      3,979
  Depreciation and amortization                                 26,407     13,256
  Gain on sale of real estate                                     (432)      (661)
  Compensation related to stock bonus arrangements                  71         73
 Changes in assets and liabilities:
  Prepaid expenses                                                  38       (402)
  Deferred charges and other assets                            (15,711)    (6,653)
  Accounts payable and accrued expenses                        (10,265)     7,378
  Other liabilities                                               (105)       508
                                                              --------   --------
   Net cash provided by operating activities                    27,486     31,684
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for real estate and improvements                 (82,882)  (100,094)
 Proceeds from sale of real estate                               1,083      1,079
 Business acquired, net of cash received                             -     (5,936)
                                                              --------   --------
   Net cash used in investing activities                       (81,799)  (104,951)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                      179,982     66,188
 Principal payments on mortgages and other debt                (19,615)   (15,295)
 Net payments (proceeds from) on revolving credit facility     (99,882)    43,946
 Proceeds from issuance of common stock                         28,835        682
 Dividends                                                     (29,836)   (16,183)
 Distributions - minority interest                              (9,708)    (3,296)
                                                              --------   --------
   Net cash provided by financing activities                    49,776     76,042
                                                              --------   --------
     Net increase (decrease) in cash                            (4,537)     2,775

CASH:
 Beginning of period                                             6,567      4,172
                                                              --------   --------
 End of period                                                $  2,030   $  6,947
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                       HORIZON GROUP, INC. AND SUBSIDIARY
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)


(1)     Financial Statement Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since it is assumed the user of these statements is reading them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the consolidated condensed financial statements contain all normal, recurring adjustments necessary for a fair statement of financial results for the interim periods presented. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

        Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements reported herein. These reclassifications have not changed the 1995 results.


(2)     Long-Lived Assets

        In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company is required to record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Through September 30, 1996, no assets were deemed to be impaired; however, the Company reviews compliance with FASB Statement No. 121 on a quarterly basis and may be required to write down asset carrying values due to future events and circumstances.


(3)     Mortgage and Other Debt

        In September, 1996, the Company received a $99.3 million mortgage from an institutional lender at a fixed interest rate of 9.06 percent with a ten-year term and a $10.0 million mortgage from a life insurance company at a fixed rate of 8.25 percent with a four-year term. Proceeds from the mortgages were used to repay debt outstanding under revolving credit facilities.

                       HORIZON GROUP, INC. AND SUBSIDIARY
        Notes to Consolidated Condensed Financial Statements (continued)
                                  (unaudited)



(4)     Shareholders' Equity


        During the third quarter of 1996, the Company sold 1.525 million shares of Common Stock to Smith Barney Inc. ("Smith Barney") at a 5 percent discount to the then market price of $20.00 per share for an aggregate price of $28.9 million. Net proceeds of $28.8 million from the sale of Common Stock were used to reduce amounts outstanding under revolving credit facilities.


(5)     Joint Venture

        The Company received a commitment, dated July 1, 1996, from Heitman Capital Management Corporation ("Heitman"), acting as an advisor for an institutional advisory client, to form a new venture (the "Venture") for the purposes of acquiring and owning the Company's Finger Lakes Outlet Center (the "Property"). A fourth quarter 1996 closing is anticipated. The commitment provides that Heitman will invest a total of $42.5 million which will be distributed to the Company upon its contribution of the Property and current expansion phases under development to the Venture. The Company will develop these additional phases of the Property pursuant to a development agreement with the Venture and will manage and lease the Property. The commitment also provides that Heitman has the right to convert its interest in the Venture into 1.95 million shares of Common Stock. The commitment is subject to the completion of final due diligence by Heitman and the execution of definitive venture agreements. Norman Perlmutter, a director of the Company, is Chairman of the Board and Chief Executive Officer of Heitman Financial Limited, of which Heitman is a wholly-owned subsidiary.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
         For the three months and nine months ended September 30, 1996
                                  (unaudited)


General Overview

Horizon Group, Inc. and Subsidiary (the "Company") has grown by developing new outlet shopping centers, expanding existing outlet shopping centers, acquiring outlet shopping centers and increasing rental revenue at its existing outlet shopping centers. The operations of the Company are conducted through Horizon/Glen Outlet Centers Limited Partnership (the "Operating Partnership"). On July 14, 1995, the Company expanded its operations by merging with McArthur/Glen Realty Corp. ("McArthur/Glen"), an owner, operator and developer of outlet shopping centers. The accompanying consolidated condensed financial statements include the results of operations of McArthur/Glen from the date of the merger. As of September 30, 1996, the Company owned 79.4 percent of the Operating Partnership.


Results of Operations

Net income before minority interest in the current three month period decreased $ .8 million compared to the corresponding 1995 period due primarily to higher allowances for doubtful accounts and strategic rent concessions at certain properties. Net income before minority interest increased $8.9 million to $27.1 million in the current nine months compared to the prior year. The increase in the nine month period was primarily attributable to the merger with McArthur/Glen and secondarily, the opening of four additional centers and ten expansions which collectively added 1.3 million square feet of gross leaseable area ("GLA"), partially offset by the aforementioned allowances for doubtful accounts and rent concessions. Depreciation and amortization in the three- and nine- month periods of 1996 increased $2.0 million and $12.8 million compared to the prior year due to the increased GLA. Property operating and real estate tax expenses increased $2.3 million and $12.7 million in the current three and nine months reflecting the growth in center GLA partially offset by operating efficiencies and economies of scale. General and administrative expenses in 1996 increased $1.0 million and $3.4 million in the three and nine months comparable periods. As a result of operating efficiencies achieved through managing a larger portfolio, general and administrative expenses, before reserves for doubtful accounts receivable, as a percentage of total revenues decreased in the current quarter to 4.2 percent compared to 5.2 percent in the prior year and declined in the current nine months to 3.9 percent from 5.2 percent in the prior year. The general and administrative cost savings in 1996 were offset by increased provisions for doubtful accounts receivable.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
         For the three months and nine months ended September 30, 1996
                                  (unaudited)

Consolidated revenues were as follows (in thousands):


                       Three months ended September 30,       Nine months ended September 30,
                    -------------------------------------  -------------------------------------
                                               Percentage                             Percentage
                        1996         1995       Increase       1996         1995       Increase
                    -----------  -----------  -----------  -----------  -----------  -----------
Base rent             $27,529      $22,326       23.3 %     $ 82,087      $41,846       96.2 %
Percentage rent           589          885     (33.4) %        1,785        1,739        2.6 %
Expense recoveries      8,758        6,264       39.8 %       24,354       11,756      107.2 %
Other                   1,775        1,144       55.2 %        4,644        2,369       96.0 %
                      -------      -------     --------     --------      -------      -------
                      $36,851      $30,619       20.4 %     $112,870      $57,710       95.6 %
                      =======      =======     ========     ========      =======      =======

Base rents increased in the current comparable three- and nine- month periods principally due to increased GLA. Percentage rent decreased in the current comparable three months due to lease modifications which increased base rents but, lowered percentage rents together with lower estimated tenant sales. Percentage rent increased in the current nine months due to increased GLA. Weighted average rent per square foot of GLA as of September 30, 1996, was $14.45 compared to $14.05 as of September 30, 1995. Increases in expense recoveries from tenants in the current quarter and nine months as compared to the prior year resulted principally from additional GLA. Other income increased in both the three- and nine- month periods from higher fee and lease termination income.

Interest expense increased $3.3 million and $17.0 million in the current three- and nine-month comparable periods from higher debt levels.

Liquidity and Capital Resources

The Company received a $65.0 million mortgage in the first quarter of 1996 from an institutional lender at a fixed interest rate of 8.574 percent. Proceeds from the $65.0 million mortgage were used to reduce current debt maturities and amounts outstanding under revolving credit facilities. In September 1996, the Company received a $99.3 million mortgage from an institutional lender at a fixed interest rate of 9.06 percent and a $10.0 million mortgage from a life insurance company at a fixed interest rate of 8.25 percent. Proceeds from the $99.3 million and $10.0 mortgages were used to repay debt outstanding under revolving credit facilities. The Company has also received a $21.2 million mortgage commitment from a life insurance company which is scheduled to close before December 31, 1996.

In July 1996, the Company sold 1.5 million shares of Common Stock for an aggregate price of $28.9 million. Proceeds from the sale were used to reduce amounts outstanding under revolving credit facilities. Additionally, in October 1996, the Company issued approximately 0.3 million shares of common stock for an aggregate price of $6.0 million under the Company's Dividend Reinvestment Plan (the "Plan"). The Company anticipates receiving an additional $7.0 million from the sale of common stock under the Plan during the fourth quarter of 1996.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
         For the three months and nine months ended September 30, 1996
                                  (unaudited)


The Company received a commitment, dated July 1, 1996, from Heitman Capital Management Corporation ("Heitman"), acting as an advisor for an institutional advisory client, to form a new venture (the "Venture") for the purposes of acquiring and owning the Company's Finger Lakes Outlet Center (the "Property"). The commitment provides that Heitman will invest a total of $42.5 million which will be distributed to the Company upon its contribution of the Property and current expansion phases under development to the Venture. A fourth quarter 1996 closing is anticipated. See Note 3 in the accompanying consolidated condensed financial statements for further information.

During the fourth quarter of 1996 and in calendar 1997, the Company plans to spend approximately $27.0 million and $85.0 million, respectively, to continue expansion or development of its centers. The Company plans to fund this expansion and development with existing cash balances, additional equity offerings, cash flow from operations and additional borrowings.

The Company believes it will have access to the capital resources necessary to expand and develop its business. The Company anticipates that existing cash balances and cash flow from operations, together with cash from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company. The Company expects to meet its short-term borrowing requirements primarily through its existing revolving credit facilities and a construction line of credit. The revolving credit facilities, which aggregate $229.0 million, were not fully collateralized resulting in a borrowing base limitation of $155.4 million and had availability of $16.9 million at September 30, 1996. The Company believes it has sufficient unencumbered assets to fully collateralize these credit facilities. At September 30, 1996, borrowings under the Company's $125.0 million construction line of credit were $21.5 million. To meet its long-term liquidity requirements, the Company intends to obtain funds through construction credit facilities, revolving credit facilities, equity offerings, or long-term fixed-rate debt financing in a manner consistent with its debt to total market capitalization policy.

The Company declared a $.505, $.53 and $.53 dividend per common share in the first, second and third quarter of 1996, respectively. In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. The Company intends to pay those dividends from cash flow from operations which is expected to increase due to future growth in rental revenues at existing outlet shopping centers and cash flow from expansions, acquisitions and new developments. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisitions or development of new properties as suitable opportunities arise and for the expansion and renovation of its outlet shopping centers.

                       HORIZON GROUP, INC. AND SUBSIDIARY
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
         For the three months and nine months ended September 30, 1996
                                  (unaudited)


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

For the comparable three and nine months ended September 30, 1996, Funds From Operations before minority interest increased $1.4 million and $21.8 million or
9.1 and 70.4 percent, respectively, compared to the prior year periods.


Other Information

The statements contained herein which are not historical facts are forward looking statements based upon economic forecasts, budgets, and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Horizon Group, Inc. to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy; competitive factors; interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission.

                       HORIZON GROUP, INC. AND SUBSIDIARY
                          Part II - Other Information



Exhibits and Reports on Form 8-K


     a) Exhibit 27              Financial Data Schedule (Edgar filing only)


     b) On July 23, 1996, a Current Report on Form 8-K, dated July 17, 1996, was filed which reported item 5 and item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HORIZON GROUP, INC.
                                     --------------------
                                     Registrant




Date:   November 12 , 1996           By:     /s/ Joseph Cattivera
                                         ---------------------------------------
                                     Joseph Cattivera, Executive Vice President
                                     and Principal Financial Officer

                              HORIZON GROUP INC.


                                EXHIBIT INDEX


Exhibit No.     Description                                     Page No.
-----------     -----------                                     --------

    27          Financial Data Schedule                            15