Form 10-K
period 1996-12-31
HORIZON GROUP INC
filed 1997-03-31
CIK 911645

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER: 1-12424

                              HORIZON GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MICHIGAN                                      38-2559212
         (State or other jurisdiction               (I.R.S. employer identification no.)
      of incorporation or organization)

               5000 HAKES DRIVE                                (616) 798-9100
           NORTON SHORES, MI 49441                    (Registrant's telephone number,
   (Address of principal executive offices,                 including area code)
             including zip code)




          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 TITLE OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 ------------------------------------------
         Common Stock, $.01 par value
                                                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $357,281,488 based on the closing sale price of $16.00 per share as reported on the New York Stock Exchange on February 14, 1997.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 14, 1997 was 23,781,583.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Annual Report to Shareholders for the fiscal year ended
  December 31, 1996.........................................          II
Proxy Statement for the 1997 annual meeting of
  shareholders..............................................         III

================================================================================

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained herein which are not historical facts are forward looking statements based upon economic forecasts, budgets, and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Horizon Group, Inc. to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: business conditions and general economy, competitive factors, and interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1 -- BUSINESS

     As used in this report, the "Company" means Horizon Group, Inc. ("Horizon") and Horizon/Glen Outlet Centers Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Horizon is the general partner, and their respective subsidiaries and predecessors.

GENERAL

     The Company is one of the largest owners, operators and developers of outlet centers in the United States, based on total gross leasable area ("GLA"), number of tenants and total revenue. At December 31, 1996, the Company owned and operated 37 outlet centers containing an aggregate of approximately 9.4 million square feet of GLA located in 20 states. On July 14, 1995, McArthur/Glen Realty Corp. ("McArthur/Glen"), another leading outlet center company merged into Horizon (the "Merger") and Horizon Outlet Centers Limited Partnership ("Horizon Operating Partnership") and McG Outlet Centers Limited Partnership ("McArthur/Glen Operating Partnership") were consolidated into the Operating Partnership ("Consolidation"). Commencing with its taxable year ended December 31, 1994, Horizon has elected to be treated as a Real Estate Investment Trust ("REIT") for Federal income tax purposes and Horizon believes that it has operated in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Horizon intends to continue to operate in the manner required to continue to be taxed as a REIT. The Company is self-administered and self-managed.

     The Company's properties (the "Properties") are held by, and all of the Company's operations are conducted through, the Operating Partnership and its subsidiaries. Horizon is the general partner of the Operating Partnership and, as of December 31, 1996, owned approximately 81.6% of the outstanding partnership interests ("Units"). The Units are exchangeable, subject to certain limitations to protect the Company's status as a REIT, into shares of common stock of the Company ("Common Stock") on a Unit-for-share basis.

RECENT DEVELOPMENTS

     As a result of the Company's fourth quarter review of the carrying value of its long-lived assets, the Company was required to incur write-downs totaling $61.7 million during the fourth quarter of 1996 primarily pursuant to FASB Statement 121 as follows:

     - Cost overruns and limited success in leasing the Company's Dole Cannery project in Honolulu, Hawaii, required a write-down of the Company's investment in that project and a reserve against a related receivable. Beginning in 1997, the Company will expense and not capitalize internal leasing, interest or operating costs incurred on the project. In the fourth quarter of 1996, interest and operating expenses totaled $1.2 million (exclusive of the obligations under a lease expiring in 2045) were capitalized and are included in the write-down. While cash lease payments due on the lease in 1997 are $3.2 million, straight-line lease expense accrued for financial reporting purposes (including funds from operations computations) will be $8.0 million for 1997 and a similar amount will be required to be accrued for each remaining year of the lease.

     - The Company decided to market for sale two centers, one in Holland, Michigan and one in Port Huron, Michigan. Based upon the expected net proceeds, the Company was required to write-down the carrying value of such centers to their fair value less cost to sell.

     - Revised occupancy expectations indicated a permanent impairment of value of three other centers, therefore requiring a write-down of the carrying value of those centers to their fair value.

     In addition, the Company's fourth quarter and year end results reflect charges of $2.2 million related to development projects which will not be pursued and a $1.5 million provision for executive severance costs.

BUSINESS STRATEGY

     The Company's goal is to increase its Funds From Operations and Adjusted Funds From Operations per share. The Company defines "Adjusted Funds From Operations" to mean income before minority interest, excluding (1) gains or losses from real estate sales or debt restructuring, certain other one-time charges and write-downs and sales of property, (2) depreciation of real estate,
(3) amortization other than the amortization of deferred financing cost, and (4) adjustments for unconsolidated partnerships and joint ventures ("Funds From Operations" as defined by the National Association of Real Estate Investment Trusts in March 1995), then further adjusted to, (a) eliminate the effect of straight-lined rental income and rental expense and, (b) deduct normalized capital expenditures associated with leasing, tenant improvements and non-revenue enhancing upkeep of properties.

     Due to recent changes in the outlet center industry, the Company has adopted a new business strategy for 1997 which consists primarily of increasing its focus on the leasing of existing outlet centers, developments and expansions delivered in 1997, reducing general and administrative expenses and limiting new development to the expansion of certain selected existing outlet centers where the Company anticipates high demand for additional retail space. While the Company may engage in new developments or acquisitions, it will do so only in limited circumstances with compelling business rationale. In addition, the Company is also attempting to divest itself of two of its centers, and may also divest itself of additional centers.

     FINANCING. The Company finances its operations, expansions and development with undistributed cash flow, bank or other borrowings from institutional lenders and the issuance of equity securities. As of December 31, 1996, the Company had aggregate commitments under existing revolving lines of credit of approximately $354.0 million, $73.2 million of which are subject to the pledge of additional collateral. Although current in the payment of principal and interest, as a result of the Company's operating results for the year ended December 31, 1996, including $65.4 million of charges and write-downs, the Company, as of December 31, 1996, was not in compliance with certain financial covenants contained in certain of its credit facilities. Each of the affected lenders has provided waivers to the Company. The Company currently anticipates that similar waivers may be required for subsequent quarters unless amendments or refinancings are obtained. While the Company has no reason to believe such waivers will not be given and that it will not be able to obtain refinancing with a coverage test or amendments that will permit the Company to satisfy the new terms on a going forward basis if required, there can be no assurance that such waivers will be given or such amendments or refinancing will be available on terms acceptable to the Company. On February 26, 1997, the Company commenced actively exploring replacement credit facilities. As of December 31, 1996, the Company had a debt to total market capitalization (the aggregate of the market value of the Company's outstanding Common Stock, including Units exchangeable for Common Stock, and its long-term debt) ratio of approximately 51%.

     The Company's general financing strategy has been not to incur additional debt if such additional debt would cause its ratio of debt to total market capitalization to exceed 40%, however, the Company may incur additional debt if the total consolidated debt of the Company does not exceed 55% of the then fair market value of the real estate owned by the Company. Due primarily to the decline in the market price of Horizon Common Stock from the time the debt was incurred, the Company's debt to total market capitalization at December 31, 1996 exceeded 40%, however, the Company does not believe that its total consolidated debt exceeded 55% of the current market value of the real estate owned by the Company at December 31, 1996. The Company may from time to time re-evaluate and modify its debt policies in light of then current economic conditions, relative costs of debt and equity capital, the market value of its properties, growth and acquisition opportunities and other factors. The governing instruments of the Company do not contain any limitation on the amount or percentage of indebtedness the Company may incur.

     Any additional debt financing, including additional lines of credit, may be secured by mortgages on its properties. Such mortgages may be recourse or non-recourse and/or cross-collateralized and/or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on, or the amount of indebtedness that may be secured by, any particular property, but mortgage financing instruments usually limit additional indebtedness on such properties.

MANAGED PROPERTIES

     At December 31, 1996, HGI Management Corp. and MG Third Party Services Corp. (the "Management Companies") provide development, leasing and management services for properties not owned directly or indirectly by the Operating Partnership. The capital stock of the Management Companies is divided into voting and non-voting stock with the voting stock of HGI Management Corp. and MG Third Party Services Corp. owned 5% and 1% by the Operating Partnership and 95% and 99% by Jeffrey A. Kerr. The non-voting stock of the Management Companies is owned 100% by the Operating Partnership. The Operating Partnership receives 95% of the economic interest as a result of such stock ownership.

     As of December 31, 1996, the Management Companies managed two outlet centers owned by others, a center in Denton, Texas having approximately 132,500 square feet of GLA and a center in Gilroy, California having approximately 202,795 square feet of GLA. The Management Companies also managed, until August 1, 1996, two shopping centers having an aggregate of 192,000 square feet of GLA in which Jeffrey A. Kerr had a significant ownership interest.

COMPETITION

     The Company's outlet centers compete for customers primarily with outlet centers built and operated by other developers, traditional shopping malls and "off-price" retailers. The Company believes that the location of the other outlet centers near its centers generally is not harmful to its business since a concentration of value retail stores tends to create a shopping destination. The Company carefully considers the degree of existing and planned competition in a proposed area before deciding to build or acquire a new center or expand an existing center.

     The Company's outlet centers compete to a limited extent with various full- and off-price retailers in the highly fragmented retailing industry. However, the Company believes that the majority of its customers visit outlet centers because they are intent on buying first-quality, name-brand goods at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of products at attractive prices.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     The following supplements the discussion of the Company's primary strategy as set forth elsewhere in this report. The Company's policies with respect to those activities and the matters discussed below have been determined by the Board of Directors of the Company and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company.

     INVESTMENT POLICIES. The Company may expand existing properties, develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

     While the Company has emphasized equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests. The Company has not previously invested in mortgages and it does not presently intend to invest to a significant extent in mortgages or deeds of trust, but it may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property.

     Subject to the percentage of ownership limitations and gross income tests which must be satisfied to qualify as a REIT, the Company may also invest in securities of concerns engaged in real estate activities or in securities of other issuers. The Company does not intend to invest in the securities of any other issuer for the purpose of exercising control; however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities would require the Company to register as an investment company under the Investment Company Act of 1940, and the Company would divest securities before any such registration would be required.

     POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES. The Company may, but does not presently intend to, make investments other than as previously described. The Company has authority to offer its capital shares or other senior securities in exchange for property and to repurchase or otherwise reacquire its Common Stock or any other securities and may engage in such activities in the future. During the last four years, the Company has not engaged in trading, underwriting or agency distribution or resale of securities of other issuers and does not intend to do so. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986 to qualify as a REIT unless, because of changed circumstances, the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of toxic or hazardous substances can, under certain circumstances, also result in claims for personal injury and property damage. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Such costs or liabilities may exceed the value of such real estate. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned by such person. In connection with its ownership and operation of the Properties, the Company may be potentially liable for the costs described above. However, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the Properties. The Company is not aware of any other environmental condition with respect to any of the Properties that it believes would have a material adverse effect on the Company's business, assets, results of operations, or competitive conditions nor does the Company believe that compliance with Federal, state or local environmental laws and regulations will have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. It is the Company's policy to obtain Phase I environmental studies before acquiring properties.

INSURANCE

     Management believes that each of the Properties is covered by adequate fire, flood, property and, in the case of the Lake Elsinore, Gilroy, Pismo Beach, Tracy and Tulare centers in California, the Burlington center in Washington and the Laughlin center in Nevada, earthquake insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

     As of December 31, 1996, the Company had 465 full-time employees. The Company believes that this staffing will be sufficient to manage the Company and its 37 outlet centers. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1996 were:

                                                                                             OFFICER OF THE
                NAME                     AGE           POSITION WITH THE COMPANY             COMPANY SINCE
                ----                     ---           -------------------------             --------------
Jeffrey A. Kerr(1)...................    42    Chairman of the Board of Directors,                1984
                                               President, and Chief Executive Officer
Joseph Cattivera.....................    55    Executive Vice President                           1994
James S. Harris......................    48    Executive Vice President                           1995
William H. Neville...................    52    Regional President                                 1996
Robert L. Doran......................    44    Vice President                                     1996
Heidi J. Holwerda(2).................    31    Vice President                                     1996
James S. O'Brien.....................    44    Vice President, Secretary and Treasurer            1996
Richard A. Phillips..................    44    Vice President                                     1996
Thomas Rumptz........................    36    Vice President                                     1996

-------------------------
(1) Jeffrey A. Kerr resigned as Chairman of the Board of Directors, President and Chief Executive Officer effective February 8, 1997. Norman Perlmutter, a director of the Company, was named Chairman of the Board of Directors effective February 8, 1997. Ronald L. Piasecki, a director of the Company, was named President and Chief Executive Officer effective February 8, 1997.

(2) Heidi J. Holwerda resigned from the Company effective March 4, 1997.

     JEFFREY A. KERR -- CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Prior to his resignation in February 1997, Mr. Kerr had served as Chairman of the Board, President, Chief Executive Officer and a Director of the Company since its founding by him in November 1984. From 1982 to November 1984, he served as Vice President of Centres, Inc., a commercial real estate development firm, with active involvement in the development of factory outlet centers. For five years prior to joining Centres, Inc., Mr. Kerr served as Vice President of Fairfield Corporation, a commercial real estate development firm. In addition to his duties with the Company, Mr. Kerr is a former President of the Developers of Outlet Centers Association, and a Trustee of the International Council of Shopping Centers. Mr. Kerr holds a B.S. degree with honors from the University of Southern California.

     JOSEPH CATTIVERA -- EXECUTIVE VICE PRESIDENT. Mr. Cattivera has served as an Executive Vice President of the Company since May 1994. From December 1993 until May 1994, Mr. Cattivera served as an exclusive consultant for the Management Company. From April 1993 until November 1993, Mr. Cattivera served as an independent consultant. From 1979 until April 1993, Mr. Cattivera served as the President and Chief Operating Officer of Angeles Corporation, an investment management company specializing in real estate and securities management. As a result of the downturn in the real estate market beginning in 1987, in April 1993, Angeles Corporation filed a petition under the federal bankruptcy laws. Mr. Cattivera, a certified public accountant, holds a B.S. degree in accounting from Pepperdine University.

     JAMES S. HARRIS -- EXECUTIVE VICE PRESIDENT. Mr. Harris has served as an Executive Vice President of the Company since July 1995. Mr. Harris served as Chief Operating Officer of McArthur/Glen from July 1993 to July 1995. Prior to this post, Mr. Harris served McArthur/Glen as Vice President from 1988 until 1993. Prior to joining McArthur/Glen in 1988, Mr. Harris spent six years with the Taubman Company of Bloomfield Hills, Michigan, initially managing large regional shopping centers and subsequently leasing projects in the Northeast and Mid-Atlantic regions. Prior to his affiliation with Taubman, Mr. Harris worked in the I. Magnin Division of Federated Department Stores. Mr. Harris graduated from Seattle University.

     JAMES S. O'BRIEN -- VICE PRESIDENT, SECRETARY AND TREASURER. Mr. O'Brien has served as Vice President -- Administration of the Company since March, 1996, Secretary of the Company since April 1996 and Treasurer of the Company since June, 1996. Mr. O'Brien served as Director of Leasing of the Company from 1993 until July, 1995. Prior to joining the Company, Mr. O'Brien served as Director of Leasing for Eddie Bauer, Inc. Mr. O'Brien holds a B.A. in Business from the College of St. Thomas in St. Paul, Minnesota.

     RICHARD A. PHILLIPS -- VICE PRESIDENT -- CONTROLLER. Mr. Phillips has served as Vice President -- Controller of the Company since March, 1996. From 1994 until March, 1996, Mr. Phillips served as Controller of the Company. Prior to assuming this position, from 1982 until 1994, Mr. Phillips held various positions, most recently as Vice President, Controller and Treasurer of GEO International. Mr. Phillips, a certified public accountant, holds a B.S. in Business Administration from California State University at Northridge.

     HEIDI J. HOLWERDA -- VICE PRESIDENT. Ms. Holwerda has served as a Vice President -- Marketing of the Company since March, 1996. Prior to assuming this position, Ms. Holwerda served as Director of Marketing and Communications for the Company since July, 1995. Ms. Holwerda holds a B.A. in Communication from the University of Michigan and a M.A. in Organizational Communication from Western Michigan University.

     THOMAS RUMPTZ -- VICE PRESIDENT. Mr. Rumptz has served as Vice
President -- Real Estate of the Company since July, 1996. From May 1994 to July 1996, Mr. Rumptz served as the Company's Director of Real Estate and Senior Analyst. From October 1991 until May 1994, Mr. Rumptz served as Controller of the Company. Mr. Rumptz holds a B.A. in Accounting from the University of Michigan in Dearborn, and a M.B.A. in Management from Grand Valley State University.

     ROBERT L. DORAN -- VICE PRESIDENT -- FINANCE. Mr. Doran has served as Vice President -- Finance of the Company since November, 1996. From February, 1986 to November, 1996, Mr. Doran served as Vice President - Commercial Real Estate of First Chicago NBD Corporation. Mr. Doran holds a B.S. in Business and an M.B.A. in Finance from Central Michigan University.

     WILLIAM H. NEVILLE -- REGIONAL PRESIDENT. Mr. Neville has served as Regional President of the Company since March, 1996. From March, 1990 until December, 1995, Mr. Neville was employed by Charter Oak Partners, where he served as Vice President -- Leasing, Executive Vice President and President. Mr. Neville holds a B.S. in Business from St. Joseph's University and an M.B.A. in Management from Fairlaigh-Dickenson University.

     The Company has entered into employment contracts with Jeffrey A. Kerr, Joseph Cattivera, James S. Harris and William H. Neville. The contracts provide that these individuals devote substantially all of their business time to the operation of the Company. The contract with Mr. Kerr provides for an initial three-year term which may be extended for an additional year. The contracts with Mr. Cattivera and Mr. Harris provides for a three-year term. The contract with Mr. Neville provides for a two-year term. The Company has also entered into a contract with Richard A. Phillips which provides for a bonus to be paid to Mr. Phillips if he remains employed by the Company until March 31, 1997.

ITEM 2 -- PROPERTIES

GENERAL

     As of December 31, 1996, the Company's portfolio consisted of the following
Properties: (i) 37 outlet centers located in California, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Maryland, Michigan, Minnesota, Missouri, Nevada, New Mexico, New York, Ohio, Pennsylvania, Texas, Virginia, Washington and Wisconsin with an average size of approximately 253,000 square feet of GLA, aggregating approximately 9.4 million square feet of GLA; and (ii) an aggregate of approximately 360 acres of outlots, retail pads and expansion pads located adjacent to or near certain of the Company's existing outlet centers (the "Undeveloped Parcels").

     The following table summarizes certain information as of December 31, 1996 with respect to the Company's 37 centers in operation.

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT    GLA AS OF    GLA LEASED
               NAME AND                   EXPANSION/     12/31/96       AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/96        CERTAIN TENANT BRANDS
          ------------------             -------------  -----------   ----------       ---------------------
Bellport Outlet Center(3)..............    1992/1996       151,415       89.5%     Anne Klein, Bass, Chaus,
Patchogue, New York                        2 Phases                                Corning/Revere, Jockey, Jones
                                                                                   New York, Liz Claiborne,
                                                                                   London Fog, Maidenform, Nike,
                                                                                   Nine West, OshKosh B'Gosh,
                                                                                   Reebok, Van Heusen, Vanity
                                                                                   Fair

Outlets at Birch Run...................    1986/1996       720,708       95.6%     American Eagle, Ann Taylor,
Birch Run, Michigan                        18 Phases                               BOSE, Chaus, Dansk, Eddie
                                                                                   Bauer, Espirit, Etienne
                                                                                   Aigner, Fila, Gap, Guess?, J.
                                                                                   Crew, Lenox, Levi's, Liz
                                                                                   Claiborne, Mikasa, Nautica,
                                                                                   Nike, Nine West, NordicTrack,
                                                                                   Noritake, OshKosh B'Gosh,
                                                                                   Polo/Ralph Lauren, Reebok,
                                                                                   Sony, Spiegel,
                                                                                   Springmaid-Wamsutta, Tommy
                                                                                   Hilfiger, Van Heusen, Vanity
                                                                                   Fair, WestPoint Pepperell

Burlington Outlet Center...............    1989/1993       174,105       91.7%     Bass, Bugle Boy, Fila,
                                                                                   Guess?,
Burlington, Washington                     3 Phases                                J. Crew, Jones New York, Liz
                                                                                   Claiborne, Maidenform,
                                                                                   Mikasa, Reebok, Van Heusen

Calhoun Outlet Center..................    1992/1995       254,270       80.3%     Anne Klein, Chaus, J. Crew,
Calhoun, Georgia                           2 Phases                                Jones New York, Liz
                                                                                   Claiborne, London Fog,
                                                                                   Mikasa, Nike, Nine West,
                                                                                   OshKosh B'Gosh,
                                                                                   Springmaid-Wamsutta, Van
                                                                                   Heusen

Conroe Outlet Center...................    1992/1994       281,436       94.0%     Bass, Bugle Boy, Carter's
Conroe, Texas                              3 Phases                                Childrenswear, Chaus,
                                                                                   Corning/Revere, Elisabeth,
                                                                                   Etienne Aigner, Fila, Guess?,
                                                                                   Jockey, Levi's, Liz
                                                                                   Claiborne, Mikasa, Nike, Nine
                                                                                   West, OshKosh B'Gosh,
                                                                                   Springmaid-Wamsutta, Van
                                                                                   Heusen

Dry Ridge Outlet Center................    1991/1994       117,980       85.3%     Carter's Childrenswear,
                                                                                   Guess?,
Dry Ridge, Kentucky                        2 Phases                                Jones New York, Liz
                                                                                   Claiborne, Mikasa, Nike, Nine
                                                                                   West, Spiegel, Van Heusen

Horizon Outlet Center -- Edinburgh.....    1989/1995       298,068       96.6%     American Eagle, Ann Taylor,
Edinburgh, Indiana                         2 Phases                                Bugle Boy, Corning/Revere,
                                                                                   Dansk, Eddie Bauer, Espirit,
                                                                                   Florsheim, Jockey, Lenox,
                                                                                   Levi's, Nautica, OshKosh
                                                                                   B'Gosh, Spiegel, Van Heusen

                                              YEAR OF        TOTAL
                                             OPENING/     APPROXIMATE   PERCENTAGE
                                            MOST RECENT    GLA AS OF    GLA LEASED
                 NAME AND                   EXPANSION/     12/31/96       AS OF
            LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/96        CERTAIN TENANT BRANDS
            ------------------             -------------  -----------   ----------       ---------------------
Finger Lakes Outlet Center(4)..............    1995/1996       324,399           96.0%    Bass, BOSE, Bugle Boy,
Waterloo, New York                             2 Phases                                   Coach, Corning/Revere, Espirit,
                                                                                          Etienne Aigner, Fila, Florsheim,
                                                                                          J. Crew, Jockey, Jones New York,
                                                                                          Levi's, Liz Claiborne, London
                                                                                          Fog, Mikasa, Nautica, Nine West,
                                                                                          OshKosh B'Gosh, Polo/Ralph
                                                                                          Lauren, Reebok,
                                                                                          Springmaid-Wamsutta, Van Heusen,
                                                                                          Vanity Fair, Waterford Wedgwood

Horizon Outlet Center -- Fremont...........    1985/1994       228,530           95.0%    Ann Taylor, Bass, Bugle Boy,
Fremont, Indiana                               3 Phases                                   Chaus, Coach, Corning/Revere,
                                                                                          Florsheim, Jockey, Jones New
                                                                                          York, Levi's, London Fog,
                                                                                          Mikasa, Nautica, OshKosh B'Gosh,
                                                                                          Polo/Ralph Lauren, Reebok, Tommy
                                                                                          Hilfiger, Van Heusen

Outlets at Gilroy..........................    1992/1995       373,904           96.3%    Ann Taylor, Bass, BOSE,
Gilroy, California                             3 Phases                                   Brooks Brothers, Espirit,
                                                                                          Etienne Aigner, Florsheim, Gap,
                                                                                          Guess?, J. Crew, Lenox, London
                                                                                          Fog, NordicTrack, Noritake,
                                                                                          OshKosh B'Gosh, Reebok, Reed &
                                                                                          Barton, Springmaid-Wamsutta,
                                                                                          Timberland, Van Heusen, Vanity
                                                                                          Fair

Southwest Outlet Center at Hillsboro.......    1989/1995       359,255           97.6%    American Eagle, Chaus, Corning/
Hillsboro, Texas                               3 Phases                                   Revere, Eddie Bauer, Etienne
                                                                                          Aigner, Fila, Florsheim, Gap,
                                                                                          Guess, J. Crew, Jockey, Jones
                                                                                          New York, Levi's, Liz Claiborne,
                                                                                          Mikasa, Nike, Nine West, OshKosh
                                                                                          B'Gosh, Reebok,
                                                                                          Springmaid-Wamsutta, Van Heusen

Horizon Outlet Center -- Holland(5)........    1988/1990       185,769           72.3%    Bass, Bugle Boy, Carter's
Holland, Michigan                              2 Phases                                   Childrenswear, Casual Corner,
                                                                                          Eddie Bauer, Florsheim, Jockey,
                                                                                          Oneida, Reebok, Van Heusen

The Dole Cannery...........................      1996          254,999           35.0%    Big Dog Sportswear, California
Honolulu, Hawaii                               4 Phases                                   Luggage, Dockers, Leathermode,
                                                                                          Levi's, OshKosh B'Gosh, Van's

Jeffersonville Outlet Center...............    1993/1994       309,722           82.7%    Anne Klein, BD Baggies, Bass,
Jeffersonville, Ohio.......................    3 Phases                                   Big Dog Sportswear,
                                                                                          Corning/Revere, Etienne Aigner,
                                                                                          Everything Rubbermaid, Genuine
                                                                                          Article, Jones New York, Liz
                                                                                          Claiborne, Maidenform, Mikasa,
                                                                                          Reebok, Spiegel, Van Heusen

                                                YEAR OF        TOTAL
                                               OPENING/     APPROXIMATE    PERCENTAGE
                                              MOST RECENT    GLA AS OF     GLA LEASED
                 NAME AND                     EXPANSION/     12/31/96         AS OF
            LOCATION OF CENTER               NO. OF PHASES   (SQ. FT.)      12/31/96           CERTAIN TENANT BRANDS
            ------------------               -------------  -----------    ----------          ---------------------
Lakeside Marketplace.......................    1988/1991       268,736           98.3%    Anne Klein, Bass, Brooks
Kenosha, Wisconsin                             4 Phases                                   Brothers, Dansk, Etienne Aigner,
                                                                                          Fila, Genuine Article, J. Crew,
                                                                                          Jones New York, Liz Claiborne,
                                                                                          London Fog, Maidenform, Mikasa,
                                                                                          Nike, NordicTrack, Noritake,
                                                                                          Polo/Ralph Lauren, Timberland,
                                                                                          Van Heusen, Woolrich

Lake Elsinore Outlet Center................    1991/1995       368,785           91.7%    Bass, Bugle Boy, Corning/
Lake Elsinore, California                      4 Phases                                   Revere, Espirit, Etienne Aigner,
                                                                                          Florsheim, Jockey, Jones New
                                                                                          York, Levi's, Liz Claiborne,
                                                                                          London Fog, Maidenform, Mikasa,
                                                                                          Nike, Nine West, NordicTrack,
                                                                                          OshKosh B'Gosh, Sony, Van
                                                                                          Heusen, Vanity Fair

Horizon Outlet Center -- Laughlin..........      1996          259,241           69.0%    Bass, Big Dog Sportswear,
Laughlin, Nevada                                                                          Bugle Boy, Corning/Revere,
                                                                                          Levi's, Maidenform, Mikasa,
                                                                                          OshKosh B'Gosh, Polo/Ralph
                                                                                          Lauren, Reebok, Van Heusen

Medford Outlet Center......................    1991/1995       188,060           86.7%    American Eagle, Bass, Bugle
Medford, Minnesota                             2 Phases                                   Boy, Corning/Revere, Etienne
                                                                                          Aigner, Guess?, Levi's, Liz
                                                                                          Claiborne, Mikasa, Nike, Van
                                                                                          Heusen

Lighthouse Place...........................    1987/1995       433,415           98.7%    American Eagle, Ann Taylor,
Michigan City, Indiana                         6 Phases                                   Anne Klein, Bass, Big Dog
                                                                                          Sportswear, Brooks Brothers,
                                                                                          Chaus, Corning/Revere, Crate &
                                                                                          Barrel, Eddie Bauer, Etienne
                                                                                          Aigner, J. Crew, Jockey, Jones
                                                                                          New York, Lenox, Levi's, London
                                                                                          Fog, Mikasa, Nautica, Nine West,
                                                                                          NordicTrack, OshKosh B'Gosh,
                                                                                          Polo/Ralph Lauren, Reebok,
                                                                                          Spiegel, Timberland, Tommy
                                                                                          Hilfiger, Van Heusen

Horizon Outlet Center -- Monroe............    1987/1989       232,639           87.1%    Bass, Bugle Boy, Carter's
Monroe, Michigan                               2 Phases                                   Childrenswear, Casual Corner,
                                                                                          Corning/Revere, Easy Spirit, Hit
                                                                                          or Miss, Levi's, Mikasa, Nike,
                                                                                          Van Heusen, WestPoint Pepperell

Lakeshore Marketplace......................      1995          360,533           73.1%    Barnes & Noble, Ben Franklin,
Norton Shores, Michigan                                                                   Di's Hallmark, Dunham's Sporting
                                                                                          Goods, Elder-Beerman, Great
                                                                                          Party, Toys 'R' Us, Witmark

                                                YEAR OF        TOTAL
                                               OPENING/     APPROXIMATE   PERCENTAGE
                                              MOST RECENT    GLA AS OF    GLA LEASED
                 NAME AND                     EXPANSION/     12/31/96       AS OF
            LOCATION OF CENTER               NO. OF PHASES   (SQ. FT.)     12/31/96        CERTAIN TENANT BRANDS
            ------------------               -------------  -----------   ----------       ---------------------
New Mexico Outlet Center...................      1993          155,170       89.6%        Bass, Bugle Boy, Carter's
Algodones, New Mexico                                                                     Childrenswear, Chaus,
                                                                                          Corning/Revere, Florsheim,
                                                                                          Levi's, Liz Claiborne, Mikasa,
                                                                                          OshKosh B'Gosh, Springmaid-
                                                                                          Wamsutta

Horizon Outlet Center -- Oshkosh...........    1989/1991       259,443       95.4%        Bass, Bugle Boy, Dansk,
Oshkosh, Wisconsin                             2 Phases                                   Florsheim, Jockey, Jones New
                                                                                          York, Lands' End, Lenox, Levi's,
                                                                                          London Fog, Nautica, OshKosh
                                                                                          B'Gosh, Polo/Ralph Lauren, Tommy
                                                                                          Hilfiger, Van Heusen

Perryville Outlet Center...................      1990          148,134       91.8%        Bass, Dan River, Elisabeth,
Perryville, Maryland                                                                      Etienne Aigner, Florsheim, Jones
                                                                                          New York, Liz Claiborne,
                                                                                          Maidenform, Mikasa, Nike, Van
                                                                                          Heusen

Pismo Beach Outlet Center..................      1994          147,576       92.5%        Anne Klein, Bass, Big Dog
Pismo Beach, California                                                                   Sportswear, Florsheim, Jockey,
                                                                                          Jones New York, Levi's, London
                                                                                          Fog, Maidenform, Mikasa, Nine
                                                                                          West, Tommy Hilfiger, Van Heusen

Horizon Outlet Center -- Port Huron(6).....    1992/1993       161,210       75.0%        Bass, Bugle Boy, Carter's
Port Huron, Michigan                           2 Phases                                   Childrenswear, Casual Corner,
                                                                                          Corning/Revere, Hit or Miss,
                                                                                          Levi's, Van Heusen

Chesapeake Village at Queenstown...........    1989/1993       218,915       97.3%        Anne Klein, Big Dog Sportswear,
Queenstown, Maryland                           5 Phases                                   Brooks Brothers, Chaus,
                                                                                          Corning/Revere, Dockers, Etienne
                                                                                          Aigner, Guess?, Jones New York,
                                                                                          Lenox, Levi's, Liz Claiborne,
                                                                                          Nike, Nine West,
                                                                                          Springmaid-Wamsutta, St. John
                                                                                          Knits, Van Heusen, Vanity Fair

Sealy Outlet Center........................    1995/1996       191,865       85.0%        Bass, Bugle Boy, Florsheim,
Sealy, Texas                                   2 Phases                                   J. Crew, Jockey, Jones New York,
                                                                                          Liz Claiborne, Mikasa, Nine
                                                                                          West, OshKosh B'Gosh, Reebok,
                                                                                          Spiegel, Springmaid-Wamsutta,
                                                                                          Van Heusen

Silverthorne Factory Stores................    1988/1993       257,470       94.0%        American Eagle, Anne Klein,
Silverthorne, Colorado                         3 Phases                                   Bass, Big Dog Sportswear, Dansk,
                                                                                          Eddie Bauer, Fila, Gap, Genuine
                                                                                          Article, J. Crew, Jones New
                                                                                          York, Liz Claiborne, London Fog,
                                                                                          Maidenform, Mikasa, Nike, Nine
                                                                                          West, Tommy Hilfiger, Van Heusen

Horizon Outlet Center -- Somerset..........      1990          199,962       82.2%        Bass, Brooks Brothers, Bugle
Somerset, Pennsylvania                                                                    Boy, Casual Corner,
                                                                                          Corning/Revere, Johnston &
                                                                                          Murphy, Jones New York, Levi's,
                                                                                          Mikasa, Nine West, Polo/Ralph
                                                                                          Lauren, Van Heusen

                                                YEAR OF        TOTAL
                                               OPENING/     APPROXIMATE   PERCENTAGE
                                              MOST RECENT    GLA AS OF    GLA LEASED
                 NAME AND                     EXPANSION/     12/31/96       AS OF
            LOCATION OF CENTER               NO. OF PHASES   (SQ. FT.)     12/31/96        CERTAIN TENANT BRANDS
            ------------------               -------------  -----------   ----------       ---------------------
Tracy Outlet Center........................      1994          153,000       95.6%        Anne Klein, Big Dog Sportswear,
Tracy, California                                                                         Casual Corner, Corning/Revere,
                                                                                          Fila, Jones New York, Levi's,
                                                                                          Leathermode, Liz Claiborne,
                                                                                          Maidenform, Mikasa, Nine West,
                                                                                          OshKosh B'Gosh, Reebok, Sony

Horizon Outlet Center -- Traverse City.....    1990/1996       147,455       84.2%        Bass, Bugle Boy, Carter's
Traverse City, Michigan                        2 Phases                                   Childrenswear, Corning/Revere,
                                                                                          Dansk, Geoffrey Beene, Levi's,
                                                                                          London Fog, Van Heusen

Tulare.....................................      1995          132,232       73.8%        Bass, Big Dog Sportswear,
Tulare, California                                                                        Corning/Revere, Maidenform,
                                                                                          Mikasa, NordicTrack, Polo/Ralph
                                                                                          Lauren, Reebok, Van Heusen

Horizon Outlet Center -- Vero Beach........    1994/1995       326,213       96.4%        Ann Taylor, Anne Klein, Big
Vero Beach, Florida                            2 Phases                                   Dog Sportswear, BOSE, Bugle Boy,
                                                                                          Dansk, Etienne Aigner, Guess?,
                                                                                          Jockey, Jones New York, Levi's,
                                                                                          Liz Claiborne, London Fog,
                                                                                          Mikasa, Nautica, Nine West,
                                                                                          Polo/Ralph Lauren, Reebok, Reed
                                                                                          & Barton, Spiegel,
                                                                                          Springmaid-Wamsutta, Timberland,
                                                                                          Van Heusen

Warrenton Outlet Center....................    1993/1995       200,365       82.0%        Bass, Chaus, Corning/Revere,
Warrenton, Missouri                            2 Phases                                   Jockey, Jones New York, Levi's,
                                                                                          Liz Claiborne, Maidenform,
                                                                                          Mikasa, Nike, Nine West, Van
                                                                                          Heusen

Berkeley Commons Outlet Center.............    1988/1995       274,565       99.2%        American Eagle, Anne Klein,
Williamsburg, Virginia                         4 Phases                                   Bass, BOSE, Brooks Brothers,
                                                                                          Coach, Eddie Bauer, Etienne
                                                                                          Aigner, Guess?, J. Crew, Jones
                                                                                          New York, Liz Claiborne, Lladro,
                                                                                          Mikasa, Nautica, Nike, Nine
                                                                                          West, NordicTrack, OshKosh
                                                                                          B'Gosh, Reebok, Timberland,
                                                                                          Tommy Hilfiger, Van Heusen,
                                                                                          Waterford Wedgwood

Horizon Outlet Center Woodbury.............    1992/1994       249,208       95.0%        American Eagle, Big Dog
Woodbury, Minnesota                            3 Phases                                   Sportswear, Bugle Boy, Carter's
                                                                                          Childrenswear, Casual Corner,
                                                                                          Corning/Revere, Eddie Bauer,
                                                                                          Fila, Levi's, Reebok, Spiegel,
                                                                                          Van Heusen, WestPoint Pepperell

                                                             ---------       ----
TOTAL HORIZON PORTFOLIO....................                  9,368,752       88.8%
                                                             =========       ====

-------------------------
(3) Owned by a partnership in which the Company has an interest.
(4) Owned by a joint venture with an institutional investor.
(5) The Company is presently seeking to divest itself of this center.
(6) The Company is presently seeking to divest itself of this center.

STATE INFORMATION

     The following table indicates, as of December 31, 1996, certain information regarding the Company's outlet centers, broken down by State.

                                                                                   PERCENT OF        % OF BASE
                                                                                     TOTAL         RENTAL REVENUE
                                                                   PERCENTAGE         GLA          AS OF 12/31/96
                                    NUMBER OF       TOTAL GLA       OF TOTAL       LEASED ON        REPRESENTED
 STATE                              PROPERTIES      (SQ. FT.)         GLA           12/31/96         BY LEASES
 -----                              ----------      ---------      ----------      ----------      --------------
Michigan..........................       6          1,808,314         19.3%          84.9%              14.8%
California........................       5          1,175,497         12.5%          91.8%              16.7%
Indiana...........................       3            960,013         10.2%          97.2%              10.7%
Texas.............................       3            832,556          8.9%          93.5%              10.0%
Maryland..........................       2            367,049          3.9%          95.0%               4.5%
Minnesota.........................       2            437,268          4.7%          91.5%               4.3%
New York..........................       2            475,814          5.1%          94.0%               5.9%
Wisconsin.........................       2            528,179          5.6%          96.9%               6.2%
All Other.........................      12          2,784,062         29.7%          82.1%              26.9%
                                        --          ---------        ------          -----             ------
     Total........................      37          9,368,752        100.0%          88.8%             100.0%
                                        ==          =========        ======          =====             ======

UNDEVELOPED PARCELS

     The Company owns Undeveloped Parcels aggregating approximately 360 acres of outlots, retail pads and expansion pads located near certain of the Company's outlet centers. The Undeveloped Parcels include all of the outlots previously owned by the various partnerships which exchanged these properties for interests in the Operating Partnership, except for four parcels that were under contract for sale to unaffiliated persons at such time. The Company intends to pursue an aggressive marketing program to lease, develop or sell the parcels owned by it. However, the sale of property by a REIT is subject to significant restrictions imposed by the Internal Revenue Code of 1986. Accordingly, such restrictions may limit the number, size and timing of such sales.

TENANTS

     GENERAL. The Company's portfolio features a diverse mix of tenants. The Company's tenants are typically the retailing outlet of large publicly traded manufacturers. Substantially all of the leases require tenants to pay their pro rata share of all property operating expenses and real estate taxes.

     The following table sets forth certain information, with respect to each tenant which individually accounts for more than 2% of the Company's total GLA or base rental revenues for the year ended December 31, 1996 and to all other tenants as a group:

                                                                                              PERCENTAGE OF
                                        NUMBER     OCCUPIED    TOTAL ANNUAL   PERCENTAGE OF    BASE RENTAL
               TENANT                  OF STORES   GLA (SF)     BASE RENT     GLA OCCUPIED       INCOME
               ------                  ---------   --------    ------------   -------------   -------------
Phillips-Van Heusen Retail
  Division...........................      156       673,085     9,258,117         8.1%            8.1%
Spiegel, Inc. .......................       18       282,393     2,880,986         3.4%            2.5%
LCI Holdings, Inc. ..................       25       243,990     2,460,790         2.9%            2.2%
Sara Lee Corporation.................       65       210,478     2,626,270         2.5%            2.3%
Mikasa, Inc. ........................       26       201,074     2,120,812         2.4%            1.9%
VF Corporation.......................       19       199,694     2,176,849         2.4%            1.9%
Dress Barn, Inc. ....................       34       190,312     2,626,095         2.3%            2.3%
OshKosh B'Gosh, Inc. ................       34       159,499     2,306,717         1.9%            2.0%
Other................................    1,696     6,136,530    87,525,520        73.9%           76.7%

     TENANT LEASES. The majority of the leases with the Company's tenants have remaining initial terms of between four and five years, which expire between 2000 and 2001. Substantially all of these leases require tenants to pay their pro rata shares of all property operating expenses and real estate taxes.

     During 1996, leases for approximately 622,000 square feet of GLA in the Company's outlet centers came up for renewal. During 1996, the Company had entered into new leases totalling 1.0 million square feet of GLA at an average base rental rate of $15.58 per square foot with an average base term of 5.8 years. The Company's average tenant space is approximately 4,000 square feet of GLA. As of December 31, 1996, executed leases at the Company's outlet centers had an average base rent of $14.50 per square foot.

     The following table sets forth, as of December 31, 1996, tenant lease expirations for the next ten years at the Company's outlet centers (assuming that none of the tenants exercises any renewal option):

YEAR ENDING                                           APPROXIMATE     ANNUAL BASE
DECEMBER 31,                                                 # OF LEASES    GLA (SQ. FT.)       RENT
------------                                                 -----------    -------------    -----------
   1997..................................................        288            953,992       12,267,561
   1998..................................................        249            816,664       12,087,978
   1999..................................................        348          1,133,641       17,195,519
   2000..................................................        398          1,315,772       20,331,817
   2001..................................................        365          1,281,211       19,544,002
   2002..................................................         92            429,362        6,043,884
   2003..................................................         93            487,717        6,490,542
   2004..................................................         54            331,059        4,368,153
   2005..................................................         60            441,057        4,726,874
   2006..................................................         39            373,257        3,660,204

MORTGAGE DEBT

     The following table sets forth, as of December 31, 1996, certain information regarding the mortgages currently encumbering the factory outlet centers.

                                                                                                    ESTIMATED
                                                     12/31/96                                        BALLOON
                                     ANNUAL         PRINCIPAL      ANNUAL DEBT      MATURITY         PAYMENT
           PROPERTY               INTEREST RATE      BALANCE         SERVICE          DATE         AT MATURITY
           --------               -------------     ---------      -----------      --------       -----------
Perryville, MD................       8.625%        $  9,871,142    $   976,400           Nov-05    $  8,223,900
Bellport, NY..................       10.25           11,119,406      1,284,000           Jun-18
Medford, MN...................    LIBOR + 2.80        8,175,000      1,022,600           Apr-98       7,650,000
Edinburgh, IN.................        9.50            7,072,538        754,900           Jun-01       6,619,300
Edinburgh, IN.................        9.50           10,324,840      1,088,800           May-01       9,748,900
Holland, MI...................        9.50           10,600,000      1,111,344          June-01      10,003,600
Somerset, PA..................       10.50           10,138,824      1,235,000           Jun-16
Birch Run, MI.................        9.50           22,636,541      2,411,400           Jun-02      20,797,500
Birch Run, MI.................        9.50            4,920,988        524,200           Jun-02       4,521,200
Birch Run, MI.................        9.50           17,715,559      1,887,200           Jun-02      16,276,300
Williamsburg, VA..............        8.75           14,393,358      1,633,100           Nov-00      12,698,700
Williamsburg, VA..............        8.25            9,966,974      1,022,500           Oct-00       9,090,600
Vero Beach, FL................       7.875           27,199,463      2,528,900           Nov-05      22,284,000
Woodbury, MN..................       7.875           18,132,975      1,685,900           Nov-05      14,856,000
Conroe, TX....................        9.40            6,942,458        794,200           May-02       5,966,900
Conroe, TX....................        9.40            1,941,953        222,100           May-02       1,669,100
Conroe, TX....................        9.40            8,884,411      1,016,300           May-02       7,636,000
Jeffersonville, OH............        9.40            7,622,146        871,900           May-02       6,551,000
Jeffersonville, OH............        9.40            9,855,388      1,127,400           May-02       8,470,500
Jeffersonville, OH............        9.40            2,233,242        255,500           May-02       1,919,400
Norton Shores, MI.............        8.37            5,000,000        418,500           Sep-97       5,000,000
Dry Ridge, KY.................    prime + 2.25        6,478,628        970,000           Mar-98       5,990,000
First Horizon.................        8.57           64,503,406      6,319,700           Mar-06      54,458,700
  Burlington, WA
  Fremont, IN
  Kenosha, WI
  Oshkosh, WI
Second Horizon................        9.06           99,217,643      9,639,400           Oct-06      90,933,800
  Hillsboro, TX
  Lake Elsinore, CA
  Pismo Beach, CA
  Queenstown, MD
  Tracy, CA
Other.........................     6.90-10.0          7,944,017        671,580    May-00-Dec-02       3,958,467
                                                   ------------    -----------                     ------------
                                                   $402,890,900    $41,472,824                     $335,323,867
                                                   ============    ===========                     ============

     The Company has a $205 million revolving credit facility agreement with a subsidiary of First Chicago NBD Corporation and other banks ("FCNBD"), which expires in June, 1999. At the Company's election, interest is charged at the rate of 1/4 of 1 percent over prime or 2 percent over the London interbank offered rate ("LIBOR"). Borrowings under the FCNBD lines of credit are primarily used for acquisitions, property expansion and development activities and are collateralized by certain properties owned by the Company. On December 31, 1996, the FCNBD lines of credit were not fully collateralized resulting in a borrowing base limitation of $132.7 million. Additionally, the Company has a $20.0 million and a $4.0 million revolving credit facility with Michigan banks for working capital requirements. Interest on borrowings under the two facilities is charged at the prime rate. As of December 31, 1996 the Company had no borrowings under these revolving credit facilities.

     The Company has a $125.0 million construction line of credit (the "Construction Line") with Canadian Imperial Bank of Commerce ("CIBC"). At the Company's option, fundings under the Construction Line bear interest at either
(i) 1 1/2% per annum over the greater of (A) the construction lender's prime rate, or (B) the overnight Federal Funds rate plus 1%, or (ii) LIBOR plus
2 1/2%. During 1996, the Company elected to use the rate of LIBOR plus 2 1/2%. The Company has entered into interest rate protection agreements with financial institutions protecting the Company from LIBOR interest rate increases above 6 1/2% during 1997. The Construction Line is secured by the properties built with funds provided by the Construction Line, and expires in October, 1998. At December 31, 1996 borrowings under the Construction Line were $21.7 million.

     The Company received a $65.0 million mortgage loan in the first quarter of 1996 from an institutional investor at a fixed interest rate of 8.574%. Proceeds from the mortgage loan were used to reduce current debt maturities and amounts outstanding under revolving credit facilities, as well as for working capital needs.

     In September 1996, the Company received a $99.3 million mortgage loan from an institutional lender at a fixed interest rate of 9.06 percent and a $10.0 million mortgage loan from a life insurance company at a fixed interest rate of
8.25 percent. Proceeds from the $99.3 million and $10.0 mortgages were used to repay debt outstanding under revolving credit facilities, as well as for working capital needs. The Company has also received a $21.2 million mortgage commitment from a life insurance company which is scheduled to close before August, 1997.

     In July 1996, the Company sold 1.5 million shares of Common Stock for an aggregate price of $28.9 million. Proceeds from the sale were used to reduce amounts outstanding under revolving credit facilities. Additionally, as of December 31, 1996, the Company had issued approximately 839,000 shares of common stock for an aggregate price of $16.2 million under the Company's Dividend Reinvestment Plan (the "Plan").

     The Company received a commitment, dated July 1, 1996, from a pension fund (the "Fund") advised by Heitman Capital Management Corporation, to form a new venture (the "Venture") for the purposes of acquiring and owning the Company's Finger Lakes Outlet Center (the "Property"). The commitment provided that the Fund would invest a total of $42.5 million which, after proration adjustments and payoffs of existing indebtedness, would be distributed to the Company upon its contribution of the Property and current expansion phases under development to the Venture. In November, 1996, the Company conveyed to the Venture its interests in two completed phases of the Property in conjunction with a $34.9 million investment by the Fund. It is anticipated that the development of the remaining phase of the Property will be completed in the second quarter of 1997, and when completed, it is expected to be conveyed to the Venture in conjunction with the remaining $7.6 million investment by the Fund. Pursuant to an agreement (the "Option Agreement") entered into between the Company and the Fund in connection with the Venture, the Fund has the right to convey its interest in the Venture to the Company in exchange for an amount of Common Stock to be determined under the terms of the Option Agreement.

     Although current in the payment of principal and interest, as a result of the Company's operating results for the year ended December 31, 1996, including $65.4 million of charges and write-downs, the Company, as of December 31, 1996, was not in compliance with certain financial covenants contained in certain of its credit facilities. Each of the affected lenders has agreed to provide waivers to the Company. The Company currently anticipates that similar waivers may be required for subsequent quarters unless amendments or refinancings are obtained. While the Company has no reason to believe such waivers will not be given and that it will not be able to obtain refinancing with a coverage test or amendments that will permit the Company to satisfy the new terms on a going forward basis if required, there can be no assurance that such waivers will be given or such amendments or refinancing will be available on terms acceptable to the Company. The Company is actively exploring replacement credit facilities. Subject to the foregoing, the Company anticipates that the cash flow from operations together with cash from existing credit facilities will be sufficient to meet the Company's reduced cash requirements during 1997. As of the date hereof, the Company has no commitment for any such renewal or replacement and there can be no assurance that any such renewal or replacement will be available on terms acceptable to the Company.

TAXES

     At December 31, 1996, the Company had an aggregate cost basis of $873.8 million in its real estate assets for federal income tax purposes. Depreciation for income tax purposes is calculated using the straight line method over the estimated useful lives of the assets, which for buildings placed in service prior to May 13,

1993 is 31.5 years (resulting in a rate of 3.2% per year) and buildings placed in service after May 13, 1993 is 39 years (resulting in a rate of 2.6% per year).

     The Company's aggregate real estate tax obligation during the year ended December 31, 1996 was approximately $11.9 million. Estimated aggregate 1997 real estate taxes, taking into account planned expansions, are $12.9 million.

EXECUTIVE OFFICES

     The Company owns its 35,000 square foot executive offices in Norton Shores, Michigan.

ITEM 3 -- LEGAL PROCEEDINGS

     There were no material pending legal proceedings at December 31, 1996.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Information with respect to the principal market for the Company's Common Stock, the high and low sales prices of the Company's Common Stock and dividends is incorporated herein by reference to the information contained under the caption "Stock Trading" and "Quarterly Financial Data" in the Company's Annual Report to Shareholders for 1996. The approximate number of holders of record of the Common Stock was 912 as of February 14, 1997. The Company estimates that its shares are held by more than 18,000 persons beneficially.

ITEM 6 -- SELECTED FINANCIAL DATA

     Information with respect to a summary of selected financial data is incorporated herein by reference to the information set forth under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for 1996.

ITEM 7 -- MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report to Shareholders for 1996 is incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent auditors included in the Company's Annual Report to Shareholders for 1996 are incorporated herein by reference.

ITEM 9 -- CHANGES IN ACCOUNTANTS

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated herein by reference to the information under the captions entitled "Board of Directors -- Members and Nominees for Election" on pages 4, 5, 6 and 7 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders (SEC File No. 1-12424).

     Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11 -- EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Executive Compensation," on pages 8, 9, 10, 11 and 12, "Board of Directors -- Compensation of Directors" on page 7 and "Stock Price Performance Graph" on page 13 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders (SEC File No. 1-12424).

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Principal Shareholders" on pages 2 and 3 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders. (SEC File No. 1-12424).

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Transactions" on pages 13, 14 and 15 of the Company's proxy statement for the 1997 Annual Meeting of the Shareholders (SEC File No. 1-12424).

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)  The response to this section of Item 14 is submitted as a separate section of this report.
(a)(3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-5 are submitted as a separate section of this report.
(b) No current reports on Form 8-K were filed during the quarter ended December 31, 1996.
(c)             See Item 14(a)(3) above.
(d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1997                     HORIZON GROUP

                                          By:     /s/ RONALD L. PIASECKI

                                            ------------------------------------
                                            Title:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        SIGNATURE                                   TITLE                    DATE
                        ---------                                   -----                    ----
               /s/ NORMAN PERLMUTTER*                  Director and Chairman of the     March 31, 1997
----------------------------------------------------   Board of Directors
                  Norman Perlmutter

               /s/ RONALD L. PIASECKI*                 Director and President           March 31, 1997
----------------------------------------------------   (Principal Executive Officer)
                 Ronald L. Piasecki

               /s/ WILLIAM P. DICKEY*                  Director                         March 31, 1997
----------------------------------------------------
                  William P. Dickey

                 /s/ EDWIN N. HOMER*                   Director                         March 31, 1997
----------------------------------------------------
                   Edwin N. Homer

                 /s/ MARTIN SHERMAN*                   Director                         March 31, 1997
----------------------------------------------------
                   Martin Sherman

            /s/ FRANCIS T. VINCENT, JR.*               Director                         March 31, 1997
----------------------------------------------------
               Francis T. Vincent, Jr.

                /s/ JOSEPH CATTIVERA*                  Executive Vice President         March 31, 1997
----------------------------------------------------   (Principal Financial Officer)
                  Joseph Cattivera

              /s/ RICHARD A. PHILLIPS*                 Vice President (Principal        March 31, 1997
----------------------------------------------------   Accounting Officer)
                 Richard A. Phillips

*By:              /s/ RONALD L. PIASECKI               Individually and as              March 31, 1997
     ------------------------------------------------  Attorney-in-Fact
                    Ronald L. Piasecki

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2); (C) AND (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996

                              HORIZON GROUP, INC.

FORM 10-K -- ITEM 14(A)(1) AND (2)

                              HORIZON GROUP, INC.

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following financial statements of Horizon Group, Inc., included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

             CONSOLIDATED FINANCIAL STATEMENTS
             ---------------------------------
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..........................
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1995 and 1994..............
Notes to Consolidated Financial Statements..................
Report of Independent Auditors..............................

     The following financial statement schedules of Horizon Group, Inc. are included in Item 14(d):

Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                              HORIZON GROUP, INC.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                        COSTS CAPITALIZED
                                                                          SUBSEQUENT TO
                                                                      INITIAL DEVELOPMENT OR
                                      INITIAL COST TO COMPANY(B)          ACQUISITION(C)
                                      ---------------------------   --------------------------
                                                    BUILDINGS AND                BUILDINGS AND
       PROPERTY         EMCUMBRANCE      LAND       IMPROVEMENTS       LAND      IMPROVEMENTS
       --------         -----------      ----       -------------      ----      -------------
Bellport..............  $12,957,455   $   460,700    $16,036,400    $  355,600   $    940,400
Birch Run.............  53,802,188      3,439,900     39,671,400     3,309,000     31,418,200
Burlington............  13,269,900      3,568,200     21,629,200                      439,000
Calhoun...............  13,600,147      3,292,100     19,862,700       387,600      5,702,800
Conroe................  18,741,166      2,100,900     37,483,100            --        132,300
Dry Ridge.............   6,478,628        995,900      8,627,500      (424,700)    (3,425,400)
Edinburgh.............  17,397,378        988,300     11,314,700        46,400     15,908,400
Finger Lakes..........          --        594,400     27,010,000                   12,502,600
Fremont...............  14,366,100      2,434,800     10,268,700                    9,024,200
Gilroy................  24,896,968      2,809,000     31,952,900     5,723,100      7,117,500
Hillsboro.............  28,476,400      6,397,700     44,761,100        50,000      3,736,900
Jeffersonville........  20,789,388      1,629,700     37,073,300         2,500        356,200
Kenosha...............  22,501,200      6,299,100     34,658,100         4,000      1,185,500
Lake Elsinore.........  29,475,500     19,404,900     43,393,400                    5,137,500
Laughlin..............  13,690,800                    37,361,700
Lee...................          --      9,053,300     15,719,800
Medford...............   8,175,000        269,600     18,586,100                    1,194,900
Michigan City.........  31,197,600      3,796,200     37,359,700        31,500      8,632,100
Monroe................   6,956,400        815,000     17,982,900       225,800      2,100,400
New Mexico............   7,895,900      1,079,500     14,307,800      (901,800)   (11,899,700)
Norton Shores
  --Lakeshore
  Marketplace.........   5,000,000      3,538,300     22,346,900
Norton Shores
  --Corporate
  Office..............   3,651,899         42,500      5,349,300                    2,206,600
Oshkosh...............  14,366,100        644,800     11,452,800                    4,928,000
Perryville............   9,871,142      3,151,100     16,870,000           300        218,200
Pismo.................  11,790,200      8,774,900     16,255,100                      164,200
Queenstown............  17,385,600      3,455,300     28,620,000                      544,400
Sealy.................  10,604,153        827,400     13,454,700        17,900      3,950,000


                            GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                        --------------------------------------------------------
                                      BUILDINGS AND                 ACCUMULATED      DATE OF        DATE OF
       PROPERTY            LAND       IMPROVEMENTS       TOTAL      DEPRECIATION   CONSTRUCTION   ACQUISITION
       --------            ----       -------------      -----      ------------   ------------   -----------
Bellport..............  $   816,300    $16,976,800    $17,793,100    $  939,800        1992          1995
Birch Run.............    6,748,900     71,089,600     77,838,500     6,458,400(a)     1986          1995
Burlington............    3,568,200     22,068,200     25,636,400     1,537,500        1989          1995
Calhoun...............    3,679,700     25,565,500     29,245,200     1,189,400        1992          1995
Conroe................    2,100,900     37,615,400     39,716,302     2,216,200        1992          1995
Dry Ridge.............      571,200      5,202,100      5,773,300            --        1991          1995
Edinburgh.............    1,034,700     27,223,100     28,257,800     3,858,300        1989            --
Finger Lakes..........      594,400     39,512,600     40,107,000       141,300        1995          1995
Fremont...............    2,434,800     19,292,900     21,727,700     1,957,400        1985            --
Gilroy................    8,532,100     39,070,400     47,602,500     3,721,200        1992          1993
Hillsboro.............    6,447,700     48,498,000     54,945,700     2,753,100        1989          1995
Jeffersonville........    1,632,200     37,429,500     39,061,700     2,270,000        1993          1995
Kenosha...............    6,303,100     35,843,600     42,146,700     2,292,600        1988          1995
Lake Elsinore.........   19,404,900     48,530,900     67,935,800     2,564,000        1991          1995
Laughlin..............                  37,361,700     37,361,700            --        1996
Lee...................    9,053,300     15,719,800     24,773,100            --        1996
Medford...............      269,600     19,781,000     20,050,600     1,122,500        1991          1995
Michigan City.........    3,827,700     45,991,800     49,819,500     4,715,700        1987          1993
Monroe................    1,040,800     20,083,300     21,124,100     5,483,900        1987            --
New Mexico............      177,700      2,408,100      2,585,800                      1993          1995
Norton Shores
  --Lakeshore
  Marketplace.........    3,538,300     22,346,900     25,885,200       156,200        1995            --
Norton Shores
  --Corporate
  Office..............       42,500      7,555,900      7,598,400     1,304,900        1995            --
Oshkosh...............      644,800     16,380,800     17,025,600     3,676,000        1989            --
Perryville............    3,151,400     17,088,200     20,239,600     1,212,900        1990          1995
Pismo.................    8,774,900     16,419,300     25,194,200     1,040,100        1994          1995
Queenstown............    3,455,300     29,164,400     32,619,700     1,746,800        1989          1995
Sealy.................      845,300     17,404,700     18,250,000       622,100        1995          1995

                              HORIZON GROUP, INC.
                               DECEMBER 31, 1996

                                                                            COSTS CAPITALIZED
                                                                          SUBSEQUENT TO INITIAL
                                                                             DEVELOPMENT OR
                                         INITIAL COST TO COMPANY(B)          ACQUISITION(C)
                                        ----------------------------   ---------------------------
                                                       BUILDINGS AND                 BUILDINGS AND
       PROPERTY          ENCUMBRANCE        LAND       IMPROVEMENTS       LAND       IMPROVEMENTS
       --------          -----------        ----       -------------      ----       -------------
Silverthorne..........     15,873,700      9,048,200     36,000,000            100        458,000
Somerset..............     10,138,824      1,750,000     16,460,300                       246,600
Tracy.................     12,090,000      4,655,100     18,087,200      1,509,300        304,700
Traverse City.........      5,331,800        675,600      7,976,000                    (3,342,200)
Tulare................             --      3,330,900     16,188,000        417,400        375,700
Vero Beach............     27,199,463      2,707,800     18,915,400           (100)    10,592,900
Warrenton.............     12,146,443      1,982,500     14,760,800          8,200      5,345,800
Williamsburg..........     24,726,982     10,086,500     27,728,200          2,800      6,707,400
Miscellaneous.........  32,000,720.58        212,700      9,399,101                    10,584,400
                        -------------   ------------   ------------    -----------   ------------
    Total.............  $ 556,845,145   $124,312,800   $804,924,300    $10,764,900   $133,488,500
                        =============   ============   ============    ===========   ============


                              GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                        ------------------------------------------------------------
                                       BUILDINGS AND                    ACCUMULATED      DATE OF        DATE OF
       PROPERTY             LAND       IMPROVEMENTS        TOTAL        DEPRECIATION   CONSTRUCTION   ACQUISITION
       --------             ----       -------------       -----        ------------   ------------   -----------
Silverthorne..........     9,048,300     36,458,000        45,506,300      2,070,200       1988          1995
Somerset..............     1,750,000     16,706,900        18,456,900      1,803,200       1990          1993
Tracy.................     6,164,400     18,391,900        24,556,300      1,417,200       1994          1995
Traverse City.........       675,600      4,633,800         5,309,400                      1990            --
Tulare................     3,748,300     16,563,700        20,312,000         80,300       1995            --
Vero Beach............     2,707,700     29,508,300        32,216,000      2,270,100       1994            --
Warrenton.............     1,990,700     20,106,600        22,097,300        934,700       1993          1995
Williamsburg..........    10,089,300     34,435,600        44,524,900      1,782,900       1988          1995
Miscellaneous.........       212,700     19,983,500        20,196,200      2,151,100
                        ------------   ------------    --------------    -----------
    Total.............  $135,077,700   $938,412,800    $1,073,490,500    $65,490,000
                        ============   ============    ==============    ===========

Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:
    Buildings    31.5 years
    Improvements Shorter of 10 years or useful life

The aggregate gross cost of property included above for federal income tax purposes approximated $873.4 million as of December 31, 1996.

Notes:

(a) Village Shops, a separate phase of Birch Run, was acquired at the merger date.

(b) The Initial Costs amounts for assets purchased in the merger with McArthur Glen have been restated to reflect refinements in the purchase price adjustments.

(c) Includes adjustments for the impairment of long-lived assets on Dry Ridge, New Mexico, Traverse City and Hawaii, which is included in miscellaneous.

                              HORIZON GROUP, INC.
          Schedule III - Real Estate and Accumulated Depreciation Cont-
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1996

1. RECONCILIATION OF REAL ESTATE PROPERTIES:

     The following table reconciles the Real Estate Properties from January 1, 1994 to December 31, 1996:

                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                        1996              1995              1994
                                                        ----              ----              ----
Balance, Beginning of Period...................    $1,059,960,400    $  305,987,300    $  186,932,800
  Additions during Period
     Development of New Projects...............        49,997,800        79,253,400        27,728,000
     Improvements of Existing Properties.......        42,372,300        73,668,900        34,036,100
     Acquisitions..............................                 0       601,050,800        57,290,400
     Retirements...............................        (1,115,000)                0                 0
     Write Down to Net Book Value(d)...........        (6,997,000)                0                 0
     Transfer of Assets Held for Sale..........       (23,754,000)                0                 0
     Write Off of Impaired Properties..........       (46,974,000)                0                 0
                                                   --------------    --------------    --------------
Balance, End of Period.........................    $1,073,490,500    $1,059,960,400    $  305,987,300
                                                   ==============    ==============    ==============

     The following table reconciles the accumulated depreciation from January 1, 1994 to December 31, 1996:

                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                        1996              1995              1994
                                                        ----              ----              ----
Balance, Beginning of Period...................    $   37,838,900    $   18,154,300    $   10,420,800
  Additions during Period
     Depreciation..............................        34,819,400        19,684,600         7,765,100
     Write Down to Net Book Value(d)...........        (6,997,000)
  Retirements during period....................          (170,300)                            (31,600)
                                                   --------------    --------------    --------------
Balance, End of Period.........................    $   65,491,000    $   37,838,900    $   18,154,300
                                                   ==============    ==============    ==============

(d) The cost basis of the impaired assets have been adjusted to reflect the write off of accumulated depreciation.

                                 EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------

3.1              Amended and Restated Articles of Incorporation of the Company [Incorporated by
                 reference to Exhibit 3.1 to Registration Statement 33-95174]

3.2              Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30,
                 1996 (SEC File No. 1-12424)]

4                Specimen Common Stock Certificate (reference is also made to Exhibits 3.1 and 3.2)
                 [Incorporated by reference to Exhibit 4 to Registration Statement No. 33-91236]

10.1             Agreement of Limited Partnership of Horizon/Glen Outlet Centers Limited Partnership
                 [Incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1995 (SEC File No. 1-12424)]

10.2             Registration Rights Agreement [Incorporated by reference to Exhibit 10.25 to
                 Registration Statement No. 33-68420]

10.3             Registration Rights Agreement between the Company and Jeffrey A. Kerr [Incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-68420]

10.4             Employee Bonus Plan [Incorporated by reference to Exhibit 10.27 to Registration
                 Statement No. 33-68420]

10.5             Director Stock Option Plan [Incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1995 (SEC File No. 1-
                 2424)]

10.6             Amended and Restated 1993 Stock Option Plan [Incorporated by reference to Exhibit 10.29 to Registration Statement No. 33-68420]

10.7             Employee Stock Bonus Arrangement Agreement [Incorporated by reference to Exhibit 10.30 to Registration Statement No. 33-68420]

Exhibit No.               Description
-----------               -----------
10.8             Indemnification Agreement by and between the Company and each of the Executive Officers and Directors of the Company [Incorporated by reference to Exhibit 10.34 to
                 Registration Statement No. 33-68420]

10.9             Consolidated, Amended and Restated Revolving Credit Agreement among Horizon/Glen Outlet
                 Centers Limited Partnership, Horizon Group, Inc., The First National Bank of Chicago,
                 Wells Fargo Realty Advisors Funding, Incorporated and other banks.  [Incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 (SEC File No. 1-12424)]

10.10            Option Agreement by and among Court Concept Associates, Inc., Jeffrey A. Kerr and the
                 Company [Incorporated by reference to Exhibit 10.41 to the Company's annual report on
                 Form 10-K for fiscal year ended December 31, 1994 (SEC File No. 1-12494)]

10.11            Horizon Outlet Centers, Inc. Profit Sharing/401(k) Plan [Incorporated by reference to
                 Exhibit 10.42 to the Company's annual report on Form 10-K for fiscal year ended
                 December 31, 1994 (SEC File No. 1-12494)]

10.12            Consulting and Non-Competition Agreement by and among McArthur/Glen Realty Corp., McG
                 Outlet Centers Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet
                 Centers Limited Partnership, Cheryl McArthur and upon its formation, Horizon/Glen
                 Outlet Centers Limited Partnership dated as of March 13, 1995.  [Incorporated by reference to Exhibit (10)(d) to the Company's current report on Form 8-K dated
                 March 16, 1995 (SEC File No. 1-12424)]

10.13            Termination of Employment Agreement by and among McArthur/Glen Realty Corp., McG Outlet
                 Centers Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet Centers
                 Limited Partnership, Cheryl McArthur and upon its formation, Horizon/Glen Outlet
                 Centers Limited Partnership dated as of March 13, 1995.  [Incorporated by reference to
                 Exhibit (10)(e) to the Company's current report on Form 8-K dated March 16, 1995 (SEC
                 File No. 1-12424)]

Exhibit No.               Description
-----------               -----------
10.14            Amendment No. 1 to Consulting and Non-Competition Agreement by and between
                 McArthur/Glen Realty Corp., McG Outlet Centers Limited Partnership, Horizon Outlet
                 Centers, Inc., Horizon Outlet Centers Limited Partnership, Cheryl McArthur and
                 Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995
                 [Incorporated by reference to Exhibit 2.3.1 to Registration Statement No. 33-91236]

10.15            Agreement dated as of May 15, 1995 by and between McArthur/Glen Realty Corp., McG
                 Outlet Centers Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet
                 Centers Limited Partnership, Cheryl McArthur and Horizon/Glen Outlet Centers Limited
                 Partnership [Incorporated by reference to Exhibit 10(a) to the Company's current report on Form 8-K dated May 16, 1995 (SEC File No. 1-12424)]

10.16            Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet Centers Limited
                 Partnership and Alan Glen.  [Incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 (SEC File
                 No. 1-12424)]

10.17            Amended and Restated Employment Agreement by and between HGI Realty, Inc., Horizon/Glen
                 Outlet Centers Limited Partnership and Jeffrey A. Kerr [Incorporated by reference to
                 Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 (SEC File No. 1-12424)]

10.18            Form of Employment Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet
                 Centers Limited Partnership and Joseph Cattivera [Incorporated by reference to
                 Exhibit 2.8.3 to Registration Statement 33-91236]


10.19            Form of Employment Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet
                 Centers Limited Partnership and James S. Harris [Incorporated by reference to
                 Exhibit 2.8.6 to Registration Statement 33-91236]

10.20            Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet Centers Limited
                 Partnership and George T. Haworth  [Incorporated by reference to Exhibit 10.2 to the
                 Company's

Exhibit No.     Description
-----------     -----------
                 quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 (SEC File No. 1-12424)]

10.21            Employment Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet Centers
                 Limited Partnership and William H. Neville [Incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1995
                 (SEC File No. 1-2424)]

10.22            Bonus Agreement by and between Horizon Group, Inc., Horizon/Glen Outlet Centers Limited
                 Partnership and Richard A. Phillips

10.23            Termination Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet Centers
                 Limited Partnership and Paul M. Sobol

10.24            Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet Centers Limited
                 Partnership and Margaret M. Ernst [Incorporated by reference to Exhibit 10.4 to the
                 Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996
                 (SEC File No. 1-12424)]

10.25            Agreement by and between HGI Realty, Inc., Horizon/Glen Outlet Centers Limited
                 Partnership and Gary E. Geisler [Incorporated by reference to Exhibit 10.3 to the
                 Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996
                 (SEC File No. 1-12424)]

10.26            Consulting Agreement dated as of January 1, 1996 among M & S Advisor Group, Inc.,
                 Martin Sherman and HGI Realty, Inc. [Incorporated by reference to Exhibit 10.38 to the
                 Company's annual report on Form 10-K for fiscal year ended December 31, 1995 (SEC File
                 No. 1-2424)]

13               Annual Report to Shareholders for the fiscal year ended December 31, 1996

21               Subsidiaries of the Company

23.1             Consent of Ernst & Young LLP


Exhibit No.     Description
-----------     -----------
24               Powers of Attorney
27               Financial Data Schedule
