Form 10-K/A
period 1996-12-31
HORIZON GROUP INC
filed 1997-05-02
CIK 911645

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C. 20549





                                    FORM 10-K/A


      Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                  For the fiscal year ended December 31, 1996



                                AMENDMENT NO. 1



                         COMMISSION FILE NUMBER:  1-12424



                                HORIZON GROUP, INC.
              (Exact name of Registrant as specified in its Charter)



                   MICHIGAN                               38-2559212
         (State or other jurisdiction    (I.R.S. employer  identification no.)
       of incorporation or organization)


               5000 HAKES DRIVE
            NORTON SHORES, MI 49441                     (616) 798-9100
   (Address of principal executive offices,     (Registrant's telephone number,
              including zip code)                    including area code)

                              PART II

   ITEM   5   -    MARKET   FOR  REGISTRANTS'  COMMON  EQUITY  AND  RELATED
 STOCKHOLDERS MATTERS

     Information with respect to the principal market for the Company's Common Stock, the high and low sales prices of the Company's Common Stock and dividends is incorporated herein by reference to the information contained under the caption "Stock Trading" on the inside cover page and "Quarterly Financial Data" on page 24 of the Company's Annual Report to Shareholders for 1996. The approximate number of holders of record of the Common Stock was 912 as of February 14, 1997. The Company estimates that its shares are held by more than 18,000 persons beneficially.

 ITEM 6 - SELECTED FINANCIAL DATA

      Information with respect to a summary of selected financial data is incorporated herein by reference to the information set forth under the caption "Selected Financial Data" on page 4 of the Company's Annual Report to Shareholders for 1996.


 ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 6 through 10 of the Company's Annual Report to Shareholders for 1996 is incorporated herein by reference.


 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and report of independent auditors included on pages 11 through 24 of the Company's Annual Report to Shareholders for 1996 are incorporated herein by reference.


 ITEM 9 - CHANGES IN ACCOUNTANTS

     Not applicable.


                             PART III

 ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated herein by reference to the information under the captions entitled "Board of Directors--Members and Nominees for Election" on pages 4, 5 and 6 and the last sentence under the caption "Certain Transactions" on page 15 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders (SEC File No. 1-12424).

     Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of the Registrant."


 ITEM 11 - EXECUTIVE COMPENSATION

      Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Executive
 Compensation," on pages 7, 8, 9 and 10, "Board of Directors--Compensation of Directors" on page 7 and "Stock Price Performance Graph" on page 13 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders (SEC File No. 1-12424).


 ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information under the caption "Principal Shareholders" on pages 2 and 3 of the Company's proxy statement for the 1997 Annual Meeting of Shareholders. (SEC File No. 1-12424).


 ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption
  "Certain Transactions" on pages 13, 14 and 15 of the Company's proxy statement for the 1997 Annual Meeting of the Shareholders (SEC File No. 1-12424).

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  May 2, 1997          HORIZON GROUP, INC.

                              By: /S/ RONALD L. PIASECKI
                                 Ronald L. Piasecki
                                  Title:   President  (Principal  Executive
                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 SIGNATURE                    TITLE                         DATE

 Norman Perlmutter*           Director and Chairman of th May 2, 1997
                              Board of Directors

 Ronald L. Piasecki*          Director and            May 2, 1997
                              President (Principal
                              Executive Officer)

 William P. Dickey*           Director                May 2, 1997

 Edwin N. Homer*              Director                May 2, 1997

 Martin Sherman*              Director                May 2, 1997

 Francis T. Vincent, Jr.*     Director                May 2, 1997

 Joseph Cattivera*            Executive Vice          May 2, 1997
                              President (Principal
                              Financial Officer)

 Richard A. Phillips*         Vice President          May 2, 1997
                              (Principal
                              Accounting Officer)

 *By:/S/ RONALD L. PIASECKI   Individually and as     May 2, 1997
                              Attorney-in-Fact

 FORM 10-K -- ITEM 14(A)(1) AND (2)

 HORIZON GROUP, INC. AND SUBSIDIARY

 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following financial statements of Horizon Group, Inc. and Subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

                                                        PAGE NO. IN
 CONSOLIDATED FINANCIAL STATEMENTS                   1996 ANNUAL REPORT

 Consolidated Statements of Income for the years
 ended December 31, 1996, 1995 and 1994                    11

 Consolidated Balance Sheets as of December 31,            12
 1996 and 1995
 Consolidated Statements of Cash Flows for the
 years ended December 31, 1996, 1995 and 1994              14

 Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 1996, 1995 and           13
 1994

 Notes to Consolidated Financial Statements              15-24

 Report of Independent Auditors                            24

      The following financial statement schedules of Horizon Group, Inc. and Subsidiary are included in Item 14(d):

 Schedule III - Real Estate and Accumulated Depreciation


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.