Form 10-Q
period 1997-03-31
HORIZON GROUP INC
filed 1997-05-15
CIK 911645

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997
                                               --------------
                                     OR

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                      Commission file number:  1-12424
                      --------------------------------

                             HORIZON GROUP, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)



           MICHIGAN                                    38-2559212
           --------                                    ----------
(State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)


5000 HAKES DRIVE, NORTON SHORES, MI                     49441
-----------------------------------                   ---------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes  X      No
                                                                 ---        ---
     NUMBER OF COMMON SHARES OUTSTANDING AT MAY 8, 1997           23,813,203
                                                                  ----------
                                       1

                             HORIZON GROUP, INC.
                              Index to Form 10-Q
                                March 31, 1997


                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

         Consolidated Condensed Statements of Income for the
         three months ended March 31, 1997 and 1996 . . . . . . . . . . .  3

         Consolidated Condensed Balance Sheets as of
         March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . .  4

         Consolidated Condensed Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996 . . . . . . . . . . .  5


         Notes to Consolidated Condensed Financial Statements . . . . .  6-7


         Management's Discussion and Analysis of Results of Operations
         and Financial Condition . . . . . . . . . . . . . . . . . . .  8-11




Part II.

         Other Information   . . . . . . . . . . . . . . . . . . . . .    12


         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .    13

                              HORIZON GROUP, INC.
                  Consolidated Condensed Statements of Income
               For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                   Three months ended
                                                        March 31,
                                                   ------------------
                                                    1997        1996
                                                    ----        ----
                                           (thousands, except per share data)
REVENUE
 Base rent                                        $  27,369   $  27,212
 Percentage rent                                        916         608
 Expense recoveries                                   8,777       7,786
 Other                                                1,694       1,398
                                                  ---------   ---------
  Total revenue                                      38,756      37,004
                                                  ---------   ---------
EXPENSES
 Property operating                                   6,392       5,608
 Real estate taxes                                    3,390       2,640
 Land leases and other                                2,763         129
 Depreciation and amortization                        9,882       7,717
 General and administrative                           2,603       2,003
 Interest                                            11,411       8,827
                                                  ---------   ---------
  Total expenses                                     36,441      26,924
                                                  ---------   ---------
Net income before minority interests                  2,315      10,080
Minority interests                                     (983)     (2,601)
                                                  ---------   ---------
NET INCOME                                        $   1,332   $   7,479
                                                  =========   =========
PER SHARE:
 Net income                                       $     .06   $     .39
                                                  =========   =========
 Cash dividend                                    $     .35   $    .505
                                                  =========   =========
Average common shares outstanding                    23,661      19,121
                                                  =========   =========

     See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                     Consolidated Condensed Balance Sheets
                   as of March 31, 1997 and December 31, 1996
                                  (unaudited)





                                                             March 31,         December 31,
                                                              1997                1996
                                                             ---------         ------------
ASSETS                                                               (thousands)
Real estate - at cost:
 Land                                                          $  135,078     $  135,078
 Buildings and improvements                                       951,887        938,412
 Less accumulated depreciation                                    (70,528)       (65,490)
                                                               ----------     ----------
   Total real estate                                            1,016,437      1,008,000
Cash and cash equivalents                                          19,341         18,572
Tenant accounts receivable                                          8,367          6,807
Due from joint venture                                             11,094         13,764
Assets held for sale                                               13,075         13,075
Deferred costs                                                     18,832         20,696
Other assets                                                       12,797         14,307
                                                               ----------     ----------
   Total assets                                                $1,099,943     $1,095,221
                                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                       $  574,863     $  557,672
Accounts payable and accrued expenses                              28,010         31,300
Prepaid rents and other tenant liabilities                          2,500          5,568
Other liabilities                                                   6,864          5,524
Dividends and distributions payable                                 9,902         14,832
                                                               ----------     ----------
   Total liabilities                                              622,139        614,896
                                                               ----------     ----------
MINORITY INTERESTS                                                105,168        116,444
                                                               ----------     ----------
SHAREHOLDERS' EQUITY:
Common shares                                                         238            228
Additional paid-in capital                                        464,384        448,637
Distributions in excess of net income                             (91,986)       (84,984)
                                                               ----------     ----------
   Total shareholders' equity                                     372,636        363,881
                                                               ----------     ----------
   Total liabilities and shareholders' equity                  $1,099,943     $1,095,221
                                                               ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996
                                  (unaudited)


                                                           Three months ended
                                                               March 31,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
                                                               (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  1,332       $ 7,479
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interests in net income                           983         2,601
  Depreciation and amortization                           10,494         8,016
  Compensation related to stock bonus arrangements             -            31
Changes in assets and liabilities:
  Tenant accounts receivable                              (1,560)          (96)
  Due from joint venture                                   2,670             -
  Deferred costs and other assets                          2,617        (5,835)
  Accounts payable and accrued expenses                   (2,905)       (1,741)
  Other liabilities                                        1,340         1,125
  Prepaid rents and other tenant expenses                 (3,068)       (1,063)
                                                        --------       -------
   Net cash provided by operating activities              11,903        10,517
                                                        --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for real estate and improvements          (18,519)      (31,273)
                                                        --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   5,915             -
  Dividends                                              (12,098)       (9,330)
  Distributions - minority interests                      (3,583)       (3,581)
  Proceeds from borrowings                                     -        65,000
  Principal payments on mortgages and other debt          (1,495)      (37,643)
  Debt issue costs                                          (134)       (1,240)
   Net proceeds from revolving credit facility            18,780         3,147
                                                        --------       -------
     Net cash provided by financing activities             7,385        16,353
                                                        --------       -------
      Net increase (decrease) in cash                        769        (4,403)

CASH:
 Beginning of period                                      18,572         6,567
                                                        --------       -------
 End of period                                          $ 19,341       $ 2,164
                                                        ========       =======


See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)


(1)     Financial Statement Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since it is assumed the user of these statements is reading them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the consolidated condensed financial statements contain all normal, recurring adjustments necessary for a fair statement of financial results for the interim periods presented. The preparation of these financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


(2)     Earnings Per Share

        In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no change in the Company's calculated primary earnings per share and fully diluted earnings per share for the first quarter under this statement.


(3)     Mortgages and Debt

        The Company's existing credit facilities contain various covenants that, among the most restrictive, require the Company to maintain certain financial ratios and minimum net worth levels measured at the end of each quarter. While current in the payment of principal and interest, the Company was not in compliance with the aforementioned covenants at March 31, 1997. Each of the affected lenders has provided waivers to the Company for the March 31, 1997 measurement date. The Company currently anticipates that similar waivers may be required for subsequent quarters unless amendments or refinancing is obtained. While the Company has no reason to believe such waivers will not be given and that it will not be able to obtain refinancing with a coverage test or amendments that will permit the Company to satisfy the new terms on a going forward basis, if required, there

                              HORIZON GROUP, INC.
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)


        can be no assurance that such waivers will be given or that such amendments or refinancing will be available at terms acceptable to the Company. The financial statements do not include any adjustments relating to this uncertainty.

        In April, 1997, the Company received a $21.5 million construction loan from a bank for its 224,000 square foot Lee, Massachusetts project, of which $6.6 million was initially funded. The construction loan, which matures in October, 1997, provides for interest only payments during the term at an interest rate of LIBOR plus 2.25%. The project serves as security for the loan, which is recourse to the Company.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
                   For the three months ended March 31, 1997
                                  (unaudited)


General Overview

Horizon Group, Inc. (the "Company") is a Real Estate Investment Trust that owns, operates and develops outlet shopping centers. The Company's growth is derived from developing new outlet shopping centers, expanding existing outlet shopping centers, acquiring outlet shopping centers and increasing rental revenue at its existing outlet shopping centers. The operations of the Company are conducted through a majority-owned subsidiary, Horizon/Glen Outlet Centers Limited Partnership, (the "Operating Partnership"). As of March 31, 1997, the Company owned 84.2 percent of the Operating Partnership.


Results of Operations

Net income before minority interests decreased $7.8 million in the first quarter of 1997 from $10.1 million for the corresponding 1996 period primarily due to the impact of expensing the Dole Cannery space lease together with higher interest expense and depreciation not offset by increased revenues. The increased depreciation, amortization and interest costs are associated with the addition of two new centers and eight expansions to existing centers that increased the Company's gross leasable area ("GLA") by approximately one million square feet.

Property operating and real estate tax expense, as well as the Company's revenue from expense recoveries, has increased as a result of the Company's additional GLA. General and administrative expense increased from $2.0 million in the first quarter of 1996 to $2.6 million in the first quarter of 1997, due to declining capitalization principally from decreasing development activity in 1997. In April, 1997, the Company reduced its development staff and announced that the management of its development activities will be outsourced. All of the development staff expenditures have been previously capitalized.

Consolidated revenues were as follows (in thousands):



                                                   Three months ended March 31,
                                                   ----------------------------
                                                                     Percentage
                                                       1997     1996  Increase
                                                       ----     ----  --------

                 Base rent                          $27,369  $27,212     .6%
                 Percentage rent                        916      608   50.7%
                 Expense recoveries                   8,777    7,786   12.7%
                 Other                                1,694    1,398   21.2%
                                                    -------  -------   -----
                                                    $38,756  $37,004    4.7%
                                                    =======  =======   =====

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1997
                                  (unaudited)


Base rents increased in the current comparable three month period principally due to increased GLA. Percentage rent increased in the current comparable three months due to improved tenant sales. Weighted average rent per square foot of GLA as of March 31, 1997, was $14.57 compared to $14.31 as of March 31, 1996. Increases in expense recoveries from tenants in the current quarter as compared to the prior year resulted principally from additional GLA. Other income increased in the three-month period from higher interest and lease termination income partially offset by lower marketing commissions.

Occupancy of the core outlet center portfolio, which excludes Dole, the Muskegon power center, New Mexico and the two properties held for sale, Holland and Port Huron, was 90.3% at March 31, 1997 versus 94.3% at March 31, 1996. Occupancy on a total gross leasable area basis for the entire portfolio, was 86.9% at March 31, 1997 compared to 92.4% at March 31, 1996. Occupancy at "stabilized" assets, which is calculated by including only the leased GLA at properties in stabilization, declined from 93.4% at March 31, 1996 to 89.3% at March 31, 1997.


Liquidity and Capital Resources

The Company's existing credit facilities contain various covenants that, among the most restrictive, require the Company to maintain certain financial ratios and minimum net worth levels measured at the end of each quarter. While current in the payment of principal and interest, the Company was not in compliance the aforementioned covenants at March 31, 1997. Each of the affected lenders has provided waivers to the Company for the March 31, 1997 measurement date. The Company currently anticipates that similar waivers may be required for subsequent quarters unless amendments or refinancing is obtained. While the Company has no reason to believe such waivers will not be given and that it will not be able to obtain refinancing with a coverage test or amendments that will permit the Company to satisfy the new terms on a going forward basis, if required, there can be no assurance that such waivers will be given or that such amendments or refinancing will be available at terms acceptable to the Company.

On May 9, 1997, the Company received a commitment, subject to legal and underwriting due diligence, from an institutional lender for a $325.0 million credit facility with a two year term and a floating interest rate tied to LIBOR. The Company will use rate protection agreements to limit its exposure under this credit facility. Proceeds, if consummated, from this credit facility will be used to repay $229.7 million of existing debt and provides funding for anticipated construction, acquisition and working capital needs through 1998.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1997
                                  (unaudited)


In January, 1997, the Company issued approximately 317,000 shares of common stock under the Company's Dividend Reinvestment Plan ("DRIP") with total proceeds of $5.9 million. The Company has discontinued further stock issuances under the DRIP based on the current market price of the Company's stock.

During 1997, the Company plans to spend approximately $41.0 million, of which $18.5 million was spent in the first quarter, to continue expansion or development of its centers. The Company plans to fund this expansion and development with existing cash balances, cash flow from operations and additional borrowings.

The Company believes it will have access to the capital resources necessary to expand and develop its business. The Company anticipates that existing cash balances and cash flow from operations, together with cash from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company. The Company expects to meet its short-term borrowing requirements primarily through floating-rate debt financing and its revolving and construction credit facilities. To meet its long-term liquidity requirements, the Company intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its debt to total market capitalization policy.

The Company declared a $.35 dividend per common share in the first quarter of 1997. In order to qualify as a Real Estate Investment Trust ("REIT") for Federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. The Company intends to pay those dividends from cash flow from operations which is expected to increase due to future growth in rental revenues at existing outlet shopping centers and cash flow from expansions, acquisitions and new developments. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its outlet shopping centers.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1997
                                  (unaudited)


Adjusted Funds From Operations

The Company believes that Adjusted Funds From Operations before minority interests is the primary indicator of the financial performance of the Company and is influenced by both the operations of the properties and the capital structure of the Company. Adjusted Funds From Operations before minority interests is defined as net income (computed in accordance with generally accepted accounting principles) excluding (1) gains or losses from debt restructuring, certain one-time charges and write downs and sales of property,
(2) depreciation of real estate, (3) amortization other than the amortization of deferred financing costs and (4) adjustments for unconsolidated partnerships and joint ventures (Funds From Operations as defined by the National Association of Real Estate Trusts in March 1995), then further adjusted to (a) eliminate the effect of straight-line rental income and rental expense and (b) deduct normalized capital expenditures associated with leasing, tenant improvements and non-revenue enhancing upkeep of properties. Adjusted Funds From Operations is the most significant factor considered by the Board of Directors in determining the amount of cash distributions the Company will make to shareholders. Adjusted Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Adjusted Funds From Operations before minority interests and extraordinary charge for the first quarter of 1997 decreased $5.5 million to $9.9 million, or 35.6% compared to 1996. The decrease resulted principally from increased interest and space lease expense not offset by increased revenues.


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

                              HORIZON GROUP, INC.
                          Part II - Other Information




Exhibits and Reports on Form 8-K


    a)     Exhibit 10.1    Agreement with Jeffrey A. Kerr dated April 11, 1997

           Exhibit 10.2 Employment Agreement with James S. Wassel dated April 24, 1997

           Exhibit 27      Financial Data Schedule (Edgar filing only)


    b) On February 27, 1996, a Current Report on Form 8-K, dated February 26, 1996, was filed with respect to the 1996 financial results.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HORIZON GROUP, INC.
                                              -------------------
                                              Registrant






Date:   May 13, 1997                     By:  /s/ Richard Phillips
        ------------                          ---------------------------
                                         Richard Phillips, Vice President
                                         and Principal Accounting Officer

                                EXHIBIT INDEX




Exhibit
  No.                   Description                                             Page
-------                 -----------                                             ----

  10.1                  Agreement with Jeffrey A. Kerr dated April 11, 1997

  10.2                  Employment Agreement with James S. Wassel dated
                        April 24, 1997

  27                    Financial Data Schedule
