Form 10-Q
period 1997-06-30
HORIZON GROUP INC
filed 1997-08-14
CIK 911645

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997
                                               -------------

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


                               Not Applicable
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                               --        --
     NUMBER OF COMMON SHARES OUTSTANDING AT AUGUST 5, 1997        23,842,026
                                                                  ----------
                                       1

                             HORIZON GROUP, INC.
                             Index to Form 10-Q
                                June 30, 1997


                                                                        Page No.


Part I.  Financial Information:

         Consolidated Condensed Statements of Operations for the
          three and six months ended June 30, 1997 and 1996                   3

         Consolidated Condensed Balance Sheets as of
          June 30, 1997 and December 31, 1996                                 4

         Consolidated Condensed Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996                             5

         Notes to Consolidated Condensed Financial Statements               6-8

         Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                          9-12

Part II.

         Other Information                                                   13

         Signatures                                                          14

                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Operations
           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)



                                                  Three months ended             Six months ended
                                                       June 30,                       June 30,
                                                  ------------------            -------------------
                                                  1997           1996           1997            1996
                                                  ----           ----           ----            ----
                                                        (thousands, except per share data)
REVENUE
 Base rent                                        $27,424        $27,346        $54,793         $54,558
 Percentage rent                                      802            588          1,718           1,196
 Expense recoveries                                 8,426          7,810         17,203          15,596
 Other                                              2,109          1,471          3,803           2,869
                                                   ------         ------         ------          ------
  Total revenue                                    38,761         37,215         77,517          74,219
                                                   ------         ------         ------          ------
EXPENSES
 Property operating                                 6,064          5,366         12,456          10,974
 Real estate taxes                                  3,530          2,751          6,920           5,391
 Land leases and other                              2,475            146          5,238             275
 Depreciation and amortization                      9,549          8,611         19,431          16,328
 General and administrative                         2,677          1,736          5,280           3,739
 Interest                                          11,846          9,114         23,257          17,805
                                                   ------         ------         ------          ------
  Total expenses                                   36,141         27,724         72,582          54,512
                                                   ------         ------         ------          ------
Net income before extraordinary item
 and minority interests                             2,620          9,491          4,935          19,707
Minority interests                                   (455)        (2,286)        (1,438)         (4,887)
                                                   ------         ------         ------          ------
Net income before extraordinary item                2,165          7,205          3,497          14,820
Extraordinary charge on prepayment of debt         (3,926)             -         (3,926)           (136)
                                                   ------         ------         ------          ------
NET INCOME (LOSS)                                 $(1,761)       $ 7,205        $  (429)        $14,684
                                                   ======         ======         ======          ======
PER SHARE:
Net income before extraordinary item                  .09            .37            .15             .77
Extraordinary charge                                 (.16)             -           (.17)           (.01)
                                                   ------         ------         ------          ------
Net income (loss)                                 $  (.07)       $   .37        $  (.02)        $   .76
                                                   ======         ======         ======          ======
Cash dividend                                     $   .35        $   .53        $   .70         $ 1.035
                                                   ======         ======         ======          ======

Average common shares outstanding                  23,829         19,432         23,745          19,277

See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                     Consolidated Condensed Balance Sheets
                   as of June 30, 1997 and December 31, 1996
                                  (unaudited)


                                                June 30,      December 31,
                                                  1997           1996
                                                --------      ------------
ASSETS                                                (thousands)
REAL ESTATE - AT COST:
Land                                           $  135,782   $  135,078
Buildings, improvements and equipment             968,397      938,412
Less accumulated depreciation                     (79,226)     (65,490)
                                                ---------    ---------
 Total real estate                              1,024,953    1,008,000
Cash and cash equivalents                          20,757       18,572
Tenant accounts receivable                          6,140        6,807
Due from joint venture                             10,549       13,764
Assets held for sale                               13,075       13,075
Deferred costs                                     18,990       20,696
Other assets                                       13,350       14,307
                                                ---------    ---------
 Total assets                                  $1,107,814   $1,095,221
                                                =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Mortgages and other debt                       $  587,010   $  557,672
Accounts payable and accrued expenses              26,861       31,300
Prepaid rents and other tenant liabilities          3,112        5,568
Other liabilities                                   8,138        5,524
Dividends and distributions payable                 9,908       14,832
                                                ---------    ---------
 Total liabilities                                635,029      614,896
                                                ---------    ---------

MINORITY INTERESTS                                110,400      116,444
                                                ---------    ---------

SHAREHOLDERS' EQUITY:
Common shares                                         238          228
Additional paid-in capital                        464,240      448,637
Distributions in excess of net income            (102,093)     (84,984)
                                                ---------    ---------
 Total shareholders' equity                       362,385      363,881
                                                ---------    ---------
 Total liabilities and shareholders' equity    $1,107,814   $1,095,221
                                                =========    =========

See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Cash Flows
                For the six months ended June 30, 1997 and 1996
                                  (unaudited)



<Capton>
                                                            Six months ended
                                                                 June 30,
                                                            ----------------
                                                               1997      1996
                                                                (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income before extraordinary charge                      $   3,497   $ 14,820
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Minority interests in net income                               1,438      4,887
  Depreciation and amortization                                 20,685     16,909
  Compensation related to stock bonus arrangements                   -         51
 Changes in assets and liabilities:
  Tenant accounts receivable                                       667        (99)
  Due from joint venture                                         3,215          -
  Deferred costs and other assets                                1,393     (6,879)
  Accounts payable and accrued expenses                         (6,328)    (6,771)
  Other liabilities                                              2,614      1,972
  Prepaid rents and other tenant liabilities                    (2,456)      (496)
                                                             ---------   --------
    Net cash provided by operating activities                   24,725     24,394
                                                             ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for real estate and improvements                 (33,830)   (55,520)
 Proceeds from sale of real estate                                 143          -
                                                             ---------   --------
                                                               (33,687)   (55,520)
                                                             ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                          5,940          -
 Dividends                                                     (20,431)   (19,125)
 Contribution from joint venture                                 7,600          -
 Distributions - minority interests                             (6,580)    (6,889)
 Proceeds from borrowings                                      212,100     65,406
 Principal payments on mortgages and other debt                (32,179)   (59,533)
 Debt issue costs                                               (4,908)    (4,793)
 Net proceeds (repayments) from revolving credit facility     (150,395)    53,056
                                                             ---------   --------
    Net cash provided by financing activities                   11,147     28,122
                                                             ---------   --------
      Net increase (decrease) in cash                            2,185     (3,004)
CASH:
 Beginning of period                                            18,572      6,567
                                                             ---------   --------
 End of period                                               $  20,757   $  3,563
                                                             =========   ========


     See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)


(1)     Financial Statement Presentation

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since it is assumed the user of these statements is reading them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the consolidated condensed financial statements contain all normal, recurring adjustments necessary for a fair statement of financial results for the interim periods presented. The preparation of these financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in Horizon Group Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1996.


(2)     Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no change in the Company's calculated primary earnings per share and fully diluted earnings per share for the three or six months ended June 30, 1997 under this statement.


(3)     Contribution to Joint Venture

        In November 1996, the Company formed a venture (the "Venture") with a pension fund (the "Fund") advised by Heitman Capital Management. The Company contributed its Finger Lakes Outlet Center, a 325,000 square foot center in Finger Lakes, New York, in exchange for $34.9 million and 50% ownership in the Venture. The Fund contributed $34.9 million in cash for a $31.5 million preferred equity position that earns a 9.6% return on the outstanding balance and 50% ownership in the Venture.
        The Fund's equity position, upon election by the Fund, is convertible into 1.8 million shares of the Company's Common Stock. On June 24, 1997, the Company completed an expansion of the center and contributed it to the Venture. The Fund contributed an additional
        $7.6 million in cash for a $6.7 million preferred equity position that earns a 9.6% return on the outstanding balance and a 50% interest in the expansion. The $7.6 million in cash was distributed to the

                              HORIZON GROUP, INC.
        Notes to Consolidated Condensed Financial Statements (continued)
                                  (unaudited)


        Company. This second contribution by the Fund is convertible into 0.4 million shares of Common Stock of the Company. The Company manages and leases the entire property. As a result of the Company's control over the Venture, the accompanying financial statements include the assets and liabilities and results of the Venture and the interest of the Fund has been reflected as a component of minority interests.


(4)     Debt

        On June 30, 1997, the Company, through indirect wholly-owned subsidiaries ("Borrower"), entered into a $300.6 million credit facility with Lehman Brothers Realty Corporation ("Lender"). The initial loan (the "Initial Loan") of $250.6 million included an initial funding at closing of $212.1 million and a reservation of financing for the acquisition of certain specified properties (the "Additional Loan"). The Borrower may borrow an additional $50.0 million in increments of no less than $10.0 million each, subject to the satisfaction of certain conditions, including predefined debt service coverage ratios (the "Second Loan" and collectively with the "Initial Loan," including the "Additional Loan," (the "Loan")). Interest on the Loan is payable at the following rates: (i) 1.75% over the London interbank offered rate ("LIBOR") for the Initial Loan, and (ii) 2.25% over LIBOR for the Second Loan or (iii) the prime rate plus .75% with respect to the Initial Loan and plus 1.25% with respect to the Second Loan, for a prime rate loan if the Loan is converted to a prime rate loan under certain circumstances at Lender's discretion. The maturity date of the Loan is July 1, 1999, unless otherwise extended pursuant to the terms of the Loan. The net proceeds of the Initial Loan were primarily used to retire the Company's aggregate outstanding balances under the following: (i) a revolving credit facility with a subsidiary of First Chicago NBD Corporation and other banks, (ii) construction financing facilities with Canadian Imperial Bank of Commerce, (iii) four permanent loans and (iv) one revolving credit facility. The Company recorded a $3.9 million extraordinary charge comprised of debt issuance costs associated with the debt retired. The Loan is guaranteed by the Company and Horizon/Glen Outlet Centers Limited Partnership and is secured by a pool of 17 properties transferred to Borrower.


(5)     Subsequent Event

        On July 1, 1997, the Company entered into an agreement with Chelsea GCA Realty Partnership, L.P. ("Chelsea") for lease of the Company's outlet center in Algodones, New Mexico (the "Center"). The term of the lease is two years, but may be terminated by Chelsea upon 30 days written notice after December 31, 1997 (the "lease term"). The agreement gives Chelsea the right, during the lease term, to relocate any and all of the tenants to Chelsea's outlet center located in Santa Fe, New Mexico. At closing, Chelsea prepaid the non-refundable $4.0 million rent, $3.0 million for year one and $1.0 million for

                              HORIZON GROUP, INC.
        Notes to Consolidated Condensed Financial Statements (continued)
                                  (unaudited)


        year two. Rental payments will be recognized for financial statement purposes on a straight-line basis. Chelsea is responsible for all costs of operating the Center during the lease term.


(6)     Commitments

        The Company has entered into contracts or is committed an aggregate of $17.3 million, as of June 30, 1997, to complete the current expansion of its existing centers and development of new centers.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
                For the three and six months ended June 30, 1997
                                  (unaudited)

General Overview

Horizon Group, Inc. is a Real Estate Investment Trust that owns, operates and develops outlet shopping centers. The Company's growth is derived from developing new outlet shopping centers, expanding existing outlet shopping centers, acquiring outlet shopping centers and increasing rental revenue at its existing outlet shopping centers. The operations of the Company are conducted through a majority-owned subsidiary, Horizon/Glen Outlet Centers Limited Partnership, (the "Operating Partnership"). As of June 30, 1997, the Company owned 84.3 percent of the Operating Partnership.

Results of Operations

Net income before minority interests decreased $10.8 million and $18.6 million in the three and six months of 1997 from $9.5 million and $19.6 million in the corresponding 1996 periods primarily due to a $3.9 million extraordinary charge for debt issuance costs associated with the early retirement of debt, the $4.0 million impact of expensing the Dole Cannery space lease, and higher interest expense and depreciation not offset by increased revenues. The increased depreciation, amortization and interest costs are associated with the addition of three new centers and eight expansions to existing centers that increased the Company's gross leasable area ("GLA") by approximately 1.3 million square feet.

Property operating and real estate tax expense, as well as the Company's revenue from expense recoveries, has increased as a result of the Company's additional GLA. General and administrative expense increased from $1.7 million and $3.7 million in the three and six month periods of 1996 to $2.7 million and $5.3 million in the respective 1997 periods due to declining capitalization principally from decreasing development activity in 1997. In April 1997, the Company reduced its development staff and announced that the management of its development activities will be outsourced to a related party. All of the development staff expenditures have been previously capitalized in connection with ongoing development activities.

Consolidated revenues were as follows (in thousands):


                     Three months ended June 30,      Six months ended June 30,
                    -----------------------------  ----------------------------
                                       Percentage                    Percentage
                       1997     1996   Increase      1997     1996   Increase
                    -------  -------  ----------  -------  -------  ----------
Base rent           $27,424  $27,346         .3%  $54,793  $54,558         .4%
Percentage rent         802      588       36.4%    1,718    1,196       43.6%
Expense recoveries    8,426    7,810        7.9%   17,203   15,596       10.3%
Other                 2,109    1,471       43.4%    3,803    2,869       32.6%
                    -------  -------       ----   -------  -------       ----
                    $38,761  $37,215        4.2%  $77,517  $74,219        4.4%
                    =======  =======       ====   =======  =======       ====

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                For the three and six months ended June 30, 1997
                                  (unaudited)


Base rent increases in the current comparable three and six month periods principally resulted from increased GLA offset by lower occupancy in portfolio. Percentage rent increased in the current comparable three and six months due to improved tenant sales. Weighted average rent per square foot of GLA as of June 30, 1997, was $14.61 compared to $14.39 as of June 30, 1996. Increases in expense recoveries from tenants in the current quarter as compared to the prior year resulted principally from additional GLA. Other income increased in the three and six month periods from higher interest and temporary tenant income partially offset by lower lease termination income.

Occupancy of the core outlet center portfolio, which excludes Dole, the Muskegon power center, New Mexico and the two properties held for sale, Holland and Port Huron, was 90.2% at June 30, 1997 versus 92.7% at June 30, 1996. Occupancy on a total gross leasable area basis for the entire portfolio, was 87.4% at June 30, 1997 compared to 92.3% at June 30, 1996. Occupancy at "stabilized" assets, which is calculated by including only the leased GLA at properties in stabilization, declined from 94.5% at June 30, 1996 to 91.4% at June 30, 1997.


Liquidity and Capital Resources

On June 30, 1997, the Company received, from an institutional lender, a $300.6 million credit facility with a two-year term and, at the Company's election, a floating interest rate tied to either Prime or LIBOR. The Company intends to use rate protection agreements to limit its exposure under this credit facility. Proceeds of $212.1 million from the initial funding from this credit facility were used to repay existing debt. The credit facility provides $50.0 million for construction and working capital needs, subject to the satisfaction of certain conditions including predefined debt service coverage ratios which the Company expects to meet in the fourth quarter of 1997, and $38.5 million of acquisition financing.

In January 1997, the Company issued approximately 317,000 shares of common stock under the Company's Dividend Reinvestment Plan ("DRIP") with total proceeds of $5.9 million. The Company has discontinued further stock issuances under the DRIP based on the current market price of the Company's stock.

During 1997, the Company plans to spend approximately $51.1 million, of which $33.8 million was spent during the first six months, to continue expansion or development of its centers. The Company plans to fund this expansion and development with existing cash balances, cash flow from operations and additional borrowings.

The Company believes it will have access to the capital resources necessary to expand and develop its business. The Company anticipates that existing cash balances and cash flow from operations, together

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                For the three and six months ended June 30, 1997
                                  (unaudited)


with cash from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company. The Company expects to meet its short-term borrowing requirements primarily through floating-rate debt financing. The Company is currently negotiating a short-term credit facility with a financial institution, but has no commitments for any such borrowings. To meet its long-term liquidity requirements, the Company intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its debt to total market capitalization policy.

The Company declared a $.35 dividend per common share in the second quarter of 1997. In order to qualify as a Real Estate Investment Trust ("REIT") for Federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. The Company intends to pay those dividends from cash flow from operations which is expected to increase due to future growth in rental revenues at existing outlet shopping centers and cash flow from expansions, acquisitions and new developments. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its outlet shopping centers.


Adjusted Funds From Operations

The Company believes that Adjusted Funds From Operations before minority s is the primary indicator of the financial performance of the Company and is influenced by both the operations of the properties and the capital structure of the Company. Adjusted Funds From Operations before minority interests is defined as net income (computed in accordance with generally accepted accounting principles) excluding (1) gains or losses from debt restructuring, certain one-time charges and write downs and sales of property, (2) depreciation of real estate, (3) amortization other than the amortization of deferred financing costs and (4) adjustments for unconsolidated partnerships and joint ventures (Funds From Operations as defined by the National Association of Real Estate Investment Trusts in March 1995), then further adjusted to (a) eliminate the effect of straight-line rental income and rental expense and (b) deduct normalized capital expenditures associated with leasing, tenant improvements and non-revenue enhancing upkeep of properties. Adjusted Funds From Operations is the most significant factor considered by the Board of Directors in determining the amount of cash distributions the Company will make to shareholders. Adjusted Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Adjusted Funds From Operations before minority interests and extraordinary charge for the three and six months of 1997 decreased $5.7 million and $11.1 million to $9.8 million and $19.7 million, or 12.4% and 36.1% compared to 1996. The decrease resulted principally from increased interest and space lease expense not offset by increased revenues.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                For the three and six months ended June 30, 1997
                                  (unaudited)


Review of Unaudited Consolidated Condensed Interim Financial Statements

The Company's consolidated condensed financial statements at June 30, 1997 and for the three-month and six-month periods then ended have been reviewed, prior to filing with the Securities and Exchange Commission, by Ernst & Young LLP, the Company's auditors, and their report is included herein.


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

                              HORIZON GROUP, INC.
                          Part II - Other Information


Item 2. Changes in Securities

        Under terms of a Loan Agreement dated June 30, 1997 between HGL Outlet Associates and Third Horizon Group Limited Partnership and Lehman Brothers Realty Corporation (the "Lender"), the Company is limited, without the approval of the Lender, on a payment of dividends to the greater of (a) 100 percent of Adjusted Funds From Operations ("AFFO") as defined for the previous twelve months or (b) the amount necessary to maintain Horizon's tax status as a Real Estate Investment Trust or
        (c) $.35 per share of AFFO.


Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of the shareholders of the Company was held on May 14, 1997. At such meeting, the shareholders of the Company elected Norman R. Higo (for: 19,223,062 shares; against: 0 shares; withheld:
        1,439,310 shares) and Robert D. Perlmutter (for: 19,177,870 shares; against: 0 shares; withheld: 1,484,502 shares) as directors of the Company (for: 19,226,674 shares; against: 0 shares; withheld: 1,435,698 shares). At the meeting, the shareholders approved the adoption of the 1997 Stock Option Plan (for: 18,729,383 shares; against: 1,714,028 shares; withheld: 218,961 shares).



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)          Exhibit 4    Loan Agreement, Associates and Third Horizon dated as
                         of June Group Limited Partnership and 30, 1997, between Lehman HGL Outlet Brothers Realty Corporation.
                         Incorporated herein by reference to the Company's
                         Form 8-K filed July 24, 1997.


            Exhibit 15a  Acknowledgment of Independent Accountants

            Exhibit 15b  Independent Accountants' Review Report


            Exhibit 27   Financial Data Schedule (Edgar filing only)

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




                                             HORIZON GROUP, INC.
                                             -------------------
                                             Registrant




Date:   August 13, 1997                      By:     /s/ Richard Phillips
                                             --------------------------------
                                             Richard Phillips, Vice President
                                             and Principal Accounting Officer

                                EXHIBIT INDEX
                                -------------

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

Exhibit 4 Loan Agreement, dated as of June 30, 1997, between HGL Outlet Associates and Third Horizon Group Limited Partnership and Lehman Brothers Realty Corporation. Incorporated herein by reference to the Company's
                         Form 8-K filed July 24, 1997.


Exhibit 15a              Acknowledgment of Independent Accountants

Exhibit 15b              Independent Accountants' Review Report


Exhibit 27               Financial Data Schedule (Edgar filing only)