Form 10-Q
period 1997-09-30
HORIZON GROUP INC
filed 1997-11-12
CIK 911645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number:  1-12424


                            HORIZON GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


             MICHIGAN                                38-2559212
 --------------------------------        ----------------------------------
  (State or other jurisdiction           (I.R.S. employer identification no.)
of incorporation or organization)


5000 HAKES DRIVE, NORTON SHORES, MI                   49441
------------------------------------                  -----
(Address of principal executive offices)            (Zip Code)


                                (616) 798-9100
   ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes  X    No
                                                              ---      ---

         NUMBER OF COMMON SHARES OUTSTANDING AT NOVEMBER 6, 1997   24,066,635

                              HORIZON GROUP, INC.
                               Index to Form 10-Q
                               September 30, 1997

                                                                                        Page No.
                                                                                        --------
Part I.  Financial Information:
         Consolidated Condensed Statements of Operations for the
            three and nine months ended September 30, 1997 and 1996 . . .. . . . . . .      3

         Consolidated Condensed Balance Sheets as of
            September 30, 1997 and December 31, 1996  . . . . . . . . . .. . . . . . .      4

         Consolidated Condensed Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996 . . . . . . . .. . . . . . .      5

         Notes to Consolidated Condensed Financial Statements . . . . . .. . . . . . .    6-8

         Management's Discussion and Analysis of Results of Operations
            and Financial Condition . . . . . . . . . . . . . . . . . . .. . . . . . .   9-12


Part II.

         Other Information  . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .     13

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .     14


                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Operations
        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                              Three months ended               Nine months ended
                                                                 September 30,                   September 30,
                                                           ------------------------        ------------------------
                                                             1997            1996            1997           1996
                                                             ----            ----            ----           ----
                                                                          (thousands, except per share data)
 REVENUE
   Base rent                                              $ 28,702        $ 27,529       $  83,495      $  82,087
   Percentage rent                                             721             589           2,439          1,785
   Expense recoveries                                        7,963           8,758          25,166         24,354
   Other                                                     2,396           1,775           6,199          4,644
                                                          --------        --------       ---------      ---------
      Total revenue                                         39,782          38,651         117,299        112,870
                                                          --------        --------       ---------      ---------
 EXPENSES
   Property operating                                        6,346           5,657          18,802         16,631
   Real estate taxes                                         3,116           3,436          10,036          8,827
   Land leases and other                                     3,402             454           8,640            729
   General and administrative                                3,560           2,639           8,840          6,378
   Depreciation and amortization                            11,875           9,420          31,306         25,748
   Provision for impairment                                  6,877               -           6,877              -
   Interest                                                 12,597           9,701          35,854         27,506
                                                          --------        --------       ---------      ---------
      Total expenses                                        47,773          31,307         120,355         85,819
                                                          --------        --------       ---------      ---------
 Income (loss) before gain on sale of real estate           (7,991)          7,344          (3,056)        27,051
 Gain on sale of real estate                                     -             432               -            432
                                                          --------        --------       ---------      ---------
 Net income (loss) before minority interests
    and extraordinary charge                                (7,991)          7,776          (3,056)        27,483
 Minority interests                                            602          (1,576)         (1,470)        (6,463)
                                                          --------        --------       ---------      ---------
 Net income (loss) before extraordinary charge              (7,389)          6,200          (4,526)        21,020
 Extraordinary charge on prepayment of debt,
     of minority interests                                       -            (283)         (3,292)          (419)
                                                          --------        --------       ---------      ---------
 NET INCOME (LOSS)                                        $ (7,389)       $  5,917       $  (7,818)     $  20,601
                                                          ========        ========       =========      =========

 PER SHARE:
      Net income (loss) before extraordinary charge       $   (.31)       $    .29       $    (.19)     $    1.06
      Extraordinary charge                                       -            (.01)           (.14)          (.02)
                                                          --------        --------       ---------      ---------
      Net income (loss)                                   $   (.31)       $    .28       $    (.33)     $    1.04
                                                          ========        ========       =========      =========
      Cash dividend                                       $    .35        $    .53       $    1.05      $   1.565
                                                          ========        ========       =========      =========

 Average common shares outstanding                          23,847          20,860          23,780         19,808
                                                          ========        ========       =========      =========

         See accompanying notes to consolidated condensed financial statements.

                             HORIZON GROUP, INC.
                    Consolidated Condensed Balance Sheets
                as of September 30, 1997 and December 31, 1996
                                 (unaudited)

                                                                     September 30,           December 31,
                                                                         1997                    1996
                                                                    --------------           ------------
         ASSETS                                                                 (thousands)
 Real estate - at cost:
   Land                                                              $  130,995              $  135,078
   Buildings, improvements and equipment                                942,831                 938,412
   Less accumulated depreciation                                        (86,253)                (65,490)
                                                                     ----------              ----------
     Total real estate                                                  987,573               1,008,000
 Cash and cash equivalents                                               12,137                  18,572
 Tenant accounts receivable                                               6,688                   6,807
 Due from joint venture                                                  11,407                  13,764
 Assets held for sale                                                    39,081                  13,075
 Deferred costs                                                          18,376                  20,696
 Other assets                                                            10,479                  14,307
                                                                     ----------              ----------
    Total assets                                                     $1,085,741              $1,095,221
                                                                     ==========              ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
 Mortgages and other debt                                            $  585,827              $  557,672
 Accounts payable and accrued expenses                                   21,322                  31,300
 Prepaid rents and other tenant liabilities                               3,659                   5,568
 Other liabilities                                                       11,172                   5,524
 Dividends and distributions payable                                      9,913                  14,832
                                                                     ----------              ----------
   Total liabilities                                                    631,893                 614,896
                                                                     ----------              ----------

 MINORITY INTERESTS                                                     106,664                 116,444
                                                                     ----------              ----------

 SHAREHOLDERS' EQUITY:
 Common shares                                                              239                     228
 Additional paid-in capital                                             464,780                 448,637
 Distributions in excess of net income                                 (117,835)                (84,984)
                                                                     ----------              ----------
    Total shareholders' equity                                          347,184                 363,881
                                                                     ----------              ----------
    Total liabilities and shareholders' equity                       $1,085,741              $1,095,221
                                                                     ==========              ==========


See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Cash Flows
             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                                                           Nine months ended
                                                                                              September 30,
                                                                                        -------------------------
                                                                                        1997                 1996
                                                                                        ----                 ----
                                                                                              (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before extraordinary charge                                        $   (4,526)        $  21,020
  Adjustments to reconcile net income (loss) before extraordinary charge to net cash provided by operating activities:
     Minority interests in net income                                                       1,470            6,463
     Provision for impairment                                                               6,877                -
     Depreciation and amortization                                                         33,171           26,407
     Gain on sale of real estate                                                                -             (432)
     Compensation related to stock bonus arrangements                                           -               71
   Changes in assets and liabilities:
    Tenant accounts receivable                                                                119            2,699
    Due from joint venture                                                                  2,357                -
    Deferred costs and other assets                                                         2,297          (10,909)
    Accounts payable and accrued expenses                                                  (6,889)         (10,265)
    Other liabilities                                                                       5,648              333
    Prepaid rents and other tenant liabilities                                             (1,909)            (438)
                                                                                       ----------        ---------
    Net cash provided by operating activities                                              38,615           34,949
                                                                                       ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for real estate and improvements                                         (44,131)         (82,882)
    Proceeds from sale of real estate                                                           -            1,083
                                                                                       ----------        ---------
         Net cash used in investing activities                                            (44,131)         (81,799)
 CASH FLOWS FROM FINANCING ACTIVITIES:                                                 ----------        ---------
    Proceeds from issuance of common stock                                                  5,940           28,835
    Dividends                                                                             (28,776)         (29,836)
    Contribution - Minority Interest                                                        7,600                -
    Distributions - minority interests                                                     (9,177)          (9,708)
    Proceeds from borrowings                                                              212,100          179,903
    Principal payments on mortgages and other debt                                        (33,352)         (73,804)
    Debt issue costs                                                                       (4,859)          (7,882)
    Net repayments of revolving credit facilities                                        (150,395)         (45,195)
                                                                                       ----------        ---------
         Net cash provided by (used in) financing activities                                 (919)          42,313
                                                                                       ----------        ---------
            Net decrease in cash and cash equivalents                                      (6,435)          (4,537)

 CASH AND CASH EQUIVALENTS:
    Beginning of period                                                                    18,572            6,567
                                                                                       ----------        ---------
    End of period                                                                      $   12,137        $   2,030
                                                                                       ==========        =========

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


(2)      Business Acquisitions and Dispositions

On July 1, 1997, the Company entered into an agreement with Chelsea GCA Realty Partnership, L.P. ("Chelsea") for lease of the Company's outlet center in Algodones, New Mexico (the "Center"). The term of the lease is two years, but may be terminated by Chelsea upon 30 days written notice after December 31, 1997 (the "lease term"). The agreement gives Chelsea the right, during the lease term, to relocate any and all of the tenants to Chelsea's outlet center located in Santa Fe, New Mexico. At closing, Chelsea prepaid the non-refundable $4.0 million rent, $3.0 million for year one and $1.0 million for year two. Rental payments will be recognized for financial statement purposes on a straight-line basis. Chelsea is responsible for all costs of operating the Center during the lease term.

On September 25, 1997 and October 24, 1997, the Company entered into agreements to sell one outlet center for $4.5 million and four outlet centers for $17.0 million with closings scheduled in the fourth quarter of 1997 and the first quarter of 1998, respectively. The Company has additionally received a letter of intent for the sale of an outlet center for $18.3 million. Third quarter 1997 results include a charge of $6.9 million to reduce the carrying value of these outlet centers to their estimated sales value less cost to dispose. All the foregoing properties have been classified as held for sale as of September 30, 1997.

On September 23, 1997, the Company entered into an agreement to acquire an outlet center in Gilroy, California adjacent to the Company's existing outlet center. Acquisition financing for the purchase price of $38.5 million has been obtained from Lehman Brothers Realty Corp. The closing is scheduled in the fourth quarter.

                              HORIZON GROUP, INC.
        Notes to Consolidated Condensed Financial Statements (continued)
                                  (unaudited)


(3)          Earnings Per Share

             In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There will be no change in the Company's calculated primary earnings per share and fully diluted earnings per share for the three or nine months ended September 30, 1997 under this Statement.


(4)          Contribution to Joint Venture

             In 1996, the Company formed a venture (the "Venture") with a pension fund (the "Fund") advised by Heitman Capital Management. The Company contributed its Finger Lakes Outlet Center, a 325,000 square foot center in Finger Lakes, New York, in exchange for $34.9 million and 50% ownership in the Venture. The Fund contributed $34.9 million in cash for a $31.5 million preferred equity position that earns a 9.6% return on the outstanding balance and 50% ownership in the Venture. The Fund's equity position, upon election by the Fund, is convertible into 1.8 million shares of the Company's Common Stock. On June 24, 1997, the Company completed an expansion of the center and contributed it to the Venture for $7.6 million and a 50% interest in the expansion.
             The Fund contributed an additional $7.6 million in cash for a $6.7 million preferred equity position that in the expansion.
             This second contribution by the Fund is convertible into 0.4 million shares of Common Stock of the Company. The Company manages and leases the entire property. As a result of the Company's control over the Venture, the accompanying consolidated financial statements include the assets and liabilities and results of operationsof the Venture, and the interest of the Fund has been reflected as a component of minority interests.


(5)          Debt

             On June 30, 1997, the Company, through indirect wholly-owned subsidiaries ("Borrower"), entered into a $300.6 million credit facility with Lehman Brothers Realty Corporation ("Lender"). The initial loan (the "Initial Loan") of $250.6 million included an initial funding at closing of $212.1 million and a reservation of financing for the acquisition of certain specified properties (the "Additional Loan"). The Borrower may borrow an additional $50.0 million in increments of no less than $10.0 million each, subject to the satisfaction of certain conditions, including predefined debt service coverage ratios (the "Second Loan" and collectively with the "Initial Loan," including the "Additional Loan,"

                             HORIZON GROUP, INC.
       Notes to Consolidated Condensed Financial Statements (continued)
                                 (unaudited)


              (the "Loan")). Interest on the Loan is payable at the following rates: (i) 1.75% over the London interbank offered rate ("LIBOR") for the Initial Loan, and (ii) 2.25% over LIBOR for the Second Loan or (iii) if the Loan is converted to a prime rate loan under certain circumstances at the Lender's discretion, the prime rate plus .75% with respect to the Initial Loan and plus 1.25% with respect to the Second Loan. The maturity date of the Loan is July 1, 1999, unless otherwise extended pursuant to the terms of the Loan. The net proceeds of the Initial Loan were primarily used to retire the Company's aggregate outstanding balances under the following: (i) a revolving credit facility with a subsidiary of First Chicago NBD Corporation and other banks, (ii) construction financing facilities with Canadian Imperial Bank of Commerce,
              (iii) four permanent loans and (iv) one revolving credit facility. The Company recorded a $3.9 million extraordinary charge comprised of debt issuance costs associated with the debt retired. The Loan is guaranteed by the Company and Horizon/Glen Outlet Centers Limited Partnership and is secured by a pool of 17 properties transferred to Borrower.


(6)           Other Event

              On September 25, 1997, the Company engaged Lehman Brothers, Inc. to assist in assessing strategic alternatives aimed at maximizing shareholder value, including joint ventures, strategic alliances, mergers and acquisitions.

(7)           Commitments

              The Company has entered into contracts or is committed to an aggregate of $11.1 million, as of September 30, 1997, to complete the current expansion of its existing centers and development of new centers.


(8)           Supplemental Information about Noncash Investing and Financing
              Activities

              At September 30, 1997, the Company reclassified four outlet centers with a net book value of $26.0 million, previously classified as a component of real estate assets, to assets held for sale. See Note 2.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
             For the three and nine months ended September 30, 1997
                                  (unaudited)


General Overview

Horizon Group, Inc. is a Real Estate Investment Trust that owns, operates and develops outlet shopping centers. The Company's growth is derived from developing new outlet shopping centers, expanding existing outlet shopping centers, acquiring outlet shopping centers and increasing rental revenue at its existing outlet shopping centers. The operations of the Company are conducted through a majority-owned subsidiary, Horizon/Glen Outlet Centers Limited Partnership, (the "Operating Partnership"). As of September 30, 1997, the Company owned 84.4 percent of the Operating Partnership.


Results of Operations

Net loss before minority interests and extraordinary charge was $8.0 million and $3.1 million in the three and nine months of 1997 compared to net income of $7.8 million and $27.5 million in the corresponding 1996 periods. Three month results declined due to a $6.9 million impairment provision to reduce the carrying value of assets held for sale, the Dole Cannery space lease expense of $2.0 million, and higher interest expense and depreciation not offset by proportionally increased revenues. Nine month results declined due to the previously mentioned impairment provision, a $3.9 million extraordinary charge for debt issuance costs associated with the early retirement of debt, $6.0 million from expensing the Dole Cannery space lease, and higher interest expense and depreciation not offset by proportionally increased revenues. The increased depreciation, amortization and interest costs are associated with the addition of three new centers and five expansions to existing centers that increased the Company's gross leasable area ("GLA") by approximately .7 million square feet subsequent to the third quarter of 1996.

Property operating and real estate tax expense, as well as the Company's revenue from expense recoveries, has increased as a result of the Company's additional GLA. Land lease and other expense increased $2.9 million and $7.9 million in the current three and nine months compared to the prior year principally from the Dole Cannery space lease and a $.6 million charge from an expired loan commitment fee. General and administrative expense increased from $2.6 million and $6.4 million in the three and nine month periods of 1996 to $3.6 million and $8.8 million in the respective 1997 periods due to a $.7 million charge for discontinued development projects and decreased capitalization of overhead costs principally from decreasing development activity in 1997. In April 1997, the Company reduced its development staff and announced that the management of its developmentactivities will be outsourced to a related party. All of the development staff expenditures had been previously capitalized in connection with ongoing development activities.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
             For the three and nine months ended September 30, 1997
                                  (unaudited)



Consolidated revenues were as follows (in thousands):


                                    Three months ended September 30,                    Nine months ended September 30,
                                  -------------------------------------              --------------------------------------
                                                             Percentage                                      Percentage
                                   1997            1996        Increase           1997             1996        Increase
                                   ----            ----      -----------          ----             ----      -----------

 Base rent                       $28,702         $27,529            4.3%        $ 83,495        $ 82,087            1.7%
 Percentage rent                     721             589           22.4%           2,439           1,785           36.6%
 Expense recoveries                7,963           8,758          (9.1)%          25,166          24,354            3.3%
 Other                             2,396           1,775           35.0%           6,199           4,644           33.5%
                                 -------         -------           ----         --------        --------           ----
                                 $39,782         $38,651            2.9%        $117,299        $112,870            3.9%
                                 =======         =======          =====         ========        ========          =====



Base rent increases in the current comparable three and nine month periods principally resulted from increased GLA offset by lower occupancy in the portfolio. Percentage rent increased in the current comparable three and nine months due to improved tenant sales. Weighted average rent per square foot of GLA, excluding those properties held for sale, as of September 30, 1997, was $14.92 compared to $14.66 as of September 30, 1996. Increases in expense recoveries from tenants in the current nine months as compared to the prior year resulted principally from additional GLA partially offset by lower recoveries in the current quarter due to lower average occupancy. Other income increased in the three and nine month periods from higher interest and temporary tenant income partially offset by lower lease termination income.

Occupancy of the core outlet center portfolio, which excludes the Dole Cannery, the Muskegon power center and the six properties held for sale, was 91.5% at September 30, 1997 versus 91.8% at September 30, 1996. Occupancy on a total gross leasable area basis for theentire portfolio, was 88.2% at September 30, 1997 compared to 89.1% at September 30, 1996


Liquidity and Capital Resources

On June 30, 1997, the Company received, from an institutional lender, a $300.6 million credit facility with a two-year term and, at the Company's election, a floating interest rate tied to either Prime or LIBOR. The Company intends to use rate protection agreements to limit its exposure under this credit facility. Proceeds of $212.1 million from the initial funding from this credit facility were used to repay existing debt. The credit facility provides $50.0 million for construction and working capital needs, subject to the satisfaction of certain conditions including predefined debt service coverage, and $38.5 million of acquisition financing for the purchase of a Gilroy, California outlet center in a transaction expected to close in the fourth quarter.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
             For the three and nine months ended September 30, 1997
                                  (unaudited)



In October 1997, the Company received a $17.0 million project specific construction loan commitment from a financial institution. Proceeds from the loan, scheduled to close in the fourth quarter of 1997, will be used to repay an existing construction loan of $8.9 million and fund future construction costs.

In January 1997, the Company issued approximately 317,000 shares of common stock under the Company's Dividend Reinvestment Plan ("DRIP") with total proceeds of $5.9 million. The Company has discontinued further stock issuances under the DRIP based on the current market price of the Company's stock.

During 1997, the Company plans to spend approximately $51.1 million, of which $43.8 million was spent during the first nine months, to continue expansion or development of its centers. The Company plans to fund this expansion and development with existing cash balances, cash flow from operations, additional borrowings and proceeds from asset sales.

Due to the decline in its results of operations, the Company believes it will have limited access to capital resources. The Company anticipates that existing cash balances and cash flow from operations, together with cash from borrowings and other sources, will be used in the foreseeable future to meet the capital and liquidity needs of the Company. To meet its long-term liquidity requirements, the Company intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its debt to total market capitalization policy. There is no assurance the Company will be able to obtain equity or long-term debt financing or, if obtained, on favorable terms.

The Company declared a $.35 dividend per common share in the third quarter of 1997. In order to qualify as a Real Estate Investment Trust ("REIT") for Federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its outlet shopping centers. The Company's policy is to generally limit dividends to Adjusted Funds From Operations. Under the Loan, the Company is limited to paying dividends from Adjusted Funds From Operations without the consent of Lehman Brothers. Due to the decline in the Company's Adjusted Funds From Operations and the Company's liquidity needs, the Company expects to reevaluate its dividend.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
             For the three and nine months ended September 30, 1997
                                  (unaudited)

Adjusted Funds From Operations

The Company believes that Adjusted Funds From Operations before minority interests is the primary indicator of the financial performance of the Company and is influenced by both the operations of the properties and the capital structure of the Company. Adjusted Funds From Operations before minority interests is defined as net income (computed in accordance with generally accepted accounting principles) excluding (1) gains or losses from debt restructuring, certain one-time charges and write downs and sales of property,
(2) depreciation of real estate, (3) amortization other than the amortization of deferred financing costs and (4) adjustments for unconsolidated partnerships and joint ventures (Funds From Operations as defined by the National Association of Real Estate Investment Trusts in March 1995), then further adjusted to (a) eliminate the effect of straight-line rental income and rental expense and (b) deduct normalized capital expenditures associated with leasing, tenant improvements and non-revenue enhancing upkeep of properties. Adjusted Funds From Operations is the most significant factor considered by the Board of Directors in determining the amount of cash distributions the Company will make to shareholders. Adjusted Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash available to fund all cash flow needs. Adjusted Funds From 12 Operations before minority interests and extraordinary charge for the three and nine months of 1997 decreased $6.2 million and $17.4 million to $8.6 million and $28.3 million, or 41.6% and 38.1% compared to 1996. The decrease resulted principally from increased interest and Dole Cannery space lease expense not offset by increased revenues.

Review of Unaudited Consolidated Condensed Interim Financial Statements

The Company's consolidated condensed financial statements at September 30, 1997 and for the three-month and nine-month periods then ended have been reviewed, prior to filing with the Securities and Exchange Commission, by Ernst & Young LLP, the Company's auditors, and their report is included herein.

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


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

               Exhibit 15a      Acknowledgment of Independent Accountants

               Exhibit 15b      Independent Accountants' Review Report

               Exhibit 27       Financial Data Schedule (Edgar filing only)

b) On July 24, 1997, a Current Report on Form 8-K dated July 24, 1997 was filed with respect to a $300.6 million credit facility with Lehman Brothers Realty Corp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HORIZON GROUP, INC.
                                     -------------------
                                     Registrant




Date:  November 12, 1997             By:     /s/ Richard Phillips
       -----------------                  -------------------------------------
                                     Richard Phillips, Vice President
                                     and Principal Accounting Officer

                                EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION

EX-15a                       Acknowlegement of Independent Accountants

EX-15b                       Independent Accountant's Review Report

EX-27                        Financial Data Schedule