Form 10-K405
period 1997-12-31
HORIZON GROUP INC
filed 1998-03-31
CIK 911645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)

      For the fiscal year ended December 31, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER:  1-12424

                              HORIZON GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MICHIGAN                               38-2559212
      (State or other jurisdiction        (I.R.S. employer identification no.)
   of incorporation or organization)
                                                     (616) 798-9100
            5000 HAKES DRIVE                (Registrant's telephone number,
        NORTON SHORES, MI  49441                  including area code)
(Address of principal executive offices, including zip code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS       TITLE OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------       ------------------------------------------

Common Stock, $.01 par value           New York Stock Exchange

           SECURITIES REGISTERS PURSUANT TO SECTION 12(g) OF THE ACT:
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ------

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $250,856,292 based on the closing sale price of $12.00 per share as reported on the New York Stock Exchange on February 13, 1998.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 13, 1998 was 24,166,635.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents of the registrant are incorporated herein by reference:


                               DOCUMENT                                      PART OF FORM 10-K
                               --------                                      -----------------
Annual Report to Shareholders for the fiscal year ended December 31, 1997         II

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     The statements contained herein which are not historical facts are forward looking statements based upon economic forecasts, budgets, and other factors which, by their nature, involve known risks, uncertainties and other factors which may cause the actual results, performance or achievements of Horizon Group, Inc. to be materially different from any future results implied by such statements. In particular, among the factors that could cause actual results to differ materially are the following: Business conditions and the general economy, competitive factors, and interest rates and other risks inherent in the real estate business. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission.


                                     PART I


ITEM 1 BUSINESS

     As used in this report, the "Company" means Horizon Group, Inc. ("Horizon") and Horizon/Glen Outlet Centers Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Horizon is the general partner, and their respective subsidiaries and predecessors.


GENERAL

     Horizon is one of the largest owners, operators and developers of outlet centers in the United States based on total gross leasable area ("GLA"), number of tenants and total revenue. At December 31, 1997, the Company owned and operated 37 outlet centers containing an aggregate of approximately 9.9 million square feet of GLA located in 21 states.

     Commencing with its taxable year ended December 31, 1994, the Company has elected to be treated as a self-administered and self-managed Real Estate Investment Trust ("REIT") for federal income tax purposes and Horizon believes that it has operated in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code). Horizon intends to continue to operate in the manner required to continue to be taxed as a REIT.

     The Company's properties (the "Properties") are held by, and all of the Company's operations are conducted through, the Operating Partnership and its subsidiaries. Horizon is the general partner of the Operating Partnership and, as of December 31, 1997, owned approximately 85.1% of the outstanding partnership interest ("Units"). The Units are exchangeable, subject to certain limitations to protect the Company's status as a REIT, into shares of common stock of the Company ("Common Stock") on a Unit-for-share basis.

BUSINESS DEVELOPMENTS

     In December 1997, the Company acquired a 203,000 square foot outlet center adjacent to the Company's existing center in Gilroy, California for $38.5 million, which was financed in its entirety by the Company's primary lender.

     Results of operations for 1997 include a charge for asset impairment of $7.8 million. At September 30, 1997, four outlet centers were reclassified by the Company as held for sale, in addition to the two classified as held for sale at December 31, 1996. This reclassification was made as a result of sales agreements to sell, subject to certain contingencies, all but one of these outlet centers. The loss on asset impairment was recorded to reduce the carrying value of these outlet centers to an amount equal to the estimated sales proceeds less costs to dispose. In November 1997, one property sold for $4.5 million. The remaining sale agreements were subsequently terminated. It was management's decision to then pursue the sale of only one of the outlet centers classified as held for sale. The remaining four outlet centers were reclassified to real estate assets during the fourth quarter of 1997 at their fair values as of the date of the decision not to sell.

     On November 12, 1997, the Company entered into a merger agreement (which was amended and restated on February 1, 1998) with Prime Retail, Inc. ("Prime") which provides for Prime to integrate 22 of the Company's existing outlet centers into its portfolio and the Company's remaining 13 centers (as well as two centers currently owned by Prime) to be operated by a newly formed entity. The shares of the newly formed entity will be distributed following the merger, on a pro rata basis, to the shareholders of both Prime and the Company. The transaction will establish Prime as the largest owner/operator and developer of factory outlet centers in the United States, with 48 centers totaling 13.4 million square feet of GLA in 26 states. The merger is conditioned upon, among other things, the approvals of each company's shareholders and unit holders and the satisfaction of other customary conditions.

         As part of the proposed merger transaction with Prime, on February 1, 1998, the Company entered into a definitive agreement with Castle & Cooke Properties, Inc. to release the Company from its obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project, will release the Company from all post-closing obligations under the lease, which expires in 2045, in exchange for the Company's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provides that the Company will transfer to such joint venture substantially all of the Company's economic interest in its outlet center in Lake Elsinore, California together with vacant property located adjacent to the center. The Company will hold a small minority interest in the joint venture but will have no obligation or commitment with respect to the operations of the Dole Cannery project following the closing. Closing of the transaction remains subject to certain customary conditions but is expected to occur in the second quarter of 1998. Completion of the proposed merger with Prime is not a condition to such closing.

BUSINESS STRATEGY

     The Company's business strategy consists primarily of increasing its focus on the leasing of existing outlet centers, reducing general and administrative expenses and limiting new development to the expansion of certain selected existing outlet centers where the Company anticipates high demand for additional retail space. While the Company may engage in new developments or acquisitions, it will do so only in limited circumstances with compelling business rationale. In addition, the Company is also attempting to divest itself of one of its centers, and may also divest itself of additional centers.

     SEASONALITY - The Company's revenues are primarily derived from long-term leases with five to ten year terms. Accordingly, the Company's revenues are not significantly affected by seasonal factors. The Company does, however, generate a small amount of additional revenue, primarily from temporary tenant income, in the fourth quarter resulting from the holiday season. Revenues in the fourth quarter of 1997 also include $3.0 million from the acceleration of revenue from a two year lease of its New Mexico outlet center that was terminated early. Revenues for each quarter of 1997 and 1996 are as follows (in thousands):


                QUARTER ENDED  FISCAL 1997  FISCAL 1996
                -------------  -----------  -----------

                March 31           $38,756      $37,004
                June 30             38,761       37,215
                September 30        39,782       38,651
                December 31         45,164       41,629

     FINANCING - In 1997, the Company financed its operations, expansions and development with undistributed cash flow, bank or other borrowings from institutional lenders and the issuance of equity securities. As of December 31, 1997, the Company had aggregate commitments under existing revolving lines of credit of $4.0 million. While the Company has additional availability under its loan agreements with its lenders, additional borrowings are effectively limited by the financial ratios the Company is required to maintain. As of December 31, 1997, the Company had a debt to total market capitalization (the aggregate of the market value of the Company's outstanding Common Stock, including Units exchangeable for Common Stock, and its long-term debt) ratio of approximately 67%.

     The Company's general financing strategy has been not to incur additional debt if such additional debt would cause its ratio of debt to total market capitalization to exceed 40%, however, the Company may incur additional debt if the total consolidated debt of the Company does not exceed 55% of the then fair market value of the real estate owned by the Company. Due primarily to the decline in the market price of Horizon Common Stock from the time the debt was incurred, the Company's debt to total market capitalization at December 31, 1997 exceeded 40%; however, the Company does not believe that its total consolidated debt exceeded 55% of the current market value of the real estate owned by the Company at December 31, 1997. The Company may from time to time re-evaluate and modify its debt policies in light of then current economic conditions, relative costs of debt and equity capital, the market value of its properties, growth and acquisition opportunities and other factors. The governing instruments of the Company do not contain any limitations on the amount of indebtedness the Company may incur.

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

     The Company's outlet centers compete to a limited extent with various full- and off-price retailers in the highly fragmented retailing industry. However, the Company believes that the majority of its customers visit outlet centers because they are intent on buying first-quality, name brand goods at discounted prices. Traditional full- and off-price retailers are often unable to provide such a variety of products at attractive prices.

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

     INVESTMENT POLICIES - The Company may expand existing properties, develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

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

     Subject to the percentage of ownership limitations and gross income test which must be satisfied to qualify as a REIT, the Company may also invest in securities of concerns engaged in real estate activities or in securities of other issuers. The Company does not intend to invest in the securities of any other issuer for the purpose of exercising control; however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities would require the Company to register as an investment company under the Investment Company Act of 1940, and the Company would divest securities before any such registration would be required.

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES

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

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of toxic or hazardous substances can, under certain circumstances, also result in claims for personal injury and property damage. The presence of such substances may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Such costs or liabilities may exceed the value of such real estate. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal remediation of such substances at the disposal or treatment facility, whether or not such facility is owned by such person. In connection with its ownership and operation of the Properties, the Company may be potentially liable for the costs described above. However, the Company has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of the Properties. The Company is not aware of any other environmental condition with respect to any of the Properties that it believes would have a material adverse effect on the Company's business, assets, results of operations, or competitive conditions nor does the Company believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on the capital expenditures, earnings or competitive position of the Company. It is the Company's policy to obtain Phase I environmental studies before acquiring properties.

INSURANCE

     Management believes that each of the Properties is covered by adequate fire, flood, property and, in the case of the Lake Elsinore, Gilroy, Pismo Beach, Tracy and Tulare centers in California, the Burlington center in Washington and the Laughlin center in Nevada, earthquake insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

     As of December 31, 1997, the Company had 438 full-time employees. The Company believes that this staffing will be sufficient to manage the Company and its 37 outlet centers. The Company believes that its relations with its employees are good.

MANAGEMENT

     The executive officers of the Company, and their ages and positions as of December 31, 1997 were as follows:


      NAME          AGE                      POSITION
      ----          ---                      --------

 James S. Wassel     47    Chief Executive Officer, President and Director

 Paul Comarato       46    Vice President of Operations/Asset Management

 James S. Harris     49    Vice President of Retail Strategies

 Stephen J. Moore    44    Senior Vice President of Marketing and Communications

 Thomas A. Rumptz    37    Vice President of Real Estate


     JAMES S. WASSEL. Mr. Wassel joined Horizon as President in April 1997 and has served as President and Chief Executive Officer of Horizon since he was made CEO in June 1997. From June 1994 to April 1997, Mr. Wassel served as Senior Vice President of Asset Management with Crescent Real Estate Equities of Fort Worth, Texas ("Crescent"), where he oversaw asset management, strategic planning and implementation of value enhancement programs for Crescent's 30 million square foot portfolio of commercial real estate. From November 1990 to January 1993, Mr. Wassel was a partner and Director of Asset Management with Trammell Crow Realty Advisors of Dallas, Texas ("Trammell Crow"). While with Trammell Crow, Mr. Wassel oversaw the disposition of $250 million in assets, the redevelopment of other portfolio properties and was responsible for the asset management of a portfolio of over $3.0 billion in assets. In addition, Mr. Wassel also served as President of Trammell Crow Real Estate Investors, a REIT, where he oversaw the revitalization of that company's under-performing industrial and office properties. From September 1987 to October 1990, Mr. Wassel served as Partner/Director of Asset Management with Jones Lang Wootton Realty Advisors of New York, where he oversaw the asset management and administration of a $1.0 billion portfolio of diversified assets on behalf of public and corporate pension funds and served as President and Chief Operating Officer of JLW Management Group. Earlier in his career, Mr. Wassel served as a Vice President with The Rouse Company of Columbia, Maryland ("Rouse"), where he directed the management of Rouse's centers in the Northeast United States and oversaw development and re-merchandising efforts at Rouse's South Street Seaport (New York), Faneuil Hall (Boston), Willowbrook Mall (Wayne, New Jersey) and Paramus Park Mall (Paramus, New Jersey) properties.

     PAUL COMARATO. Mr. Comarato has served as Vice President of Operations of Horizon since August 1997 and oversees all aspects of property level operations, tenant construction and legal, business and strategic planning. From June 1994 to July 1997, Mr. Comarato held a similar position managing East Coast Operations for Chelsea GCA Realty, where he managed nearly two million square feet of GLA, including Chelsea's flagship center in Woodbury, New York and oversaw the opening of that company's two most recent developments. From June 1990 to May 1994, Mr. Comarato served as General Manager at Wilmorite's Freehold Raceway Mall in Freehold, New Jersey. Prior to his employment by Wilmorite, Mr. Comarato served as General Manager of Paramus Park Mall in Paramus, New Jersey and Willowbrook Mall in Wayne, New Jersey, both owned by The Rouse Company.

     JAMES S. HARRIS. Mr. Harris currently serves as Vice President--Retail Strategies of Horizon. Mr. Harris oversees the strategic merchandising efforts of Horizon. Mr. Harris joined Horizon in July 1995 in conjunction with Horizon's merger with and assimilation of McArthur/Glen, where Mr. Harris served as Vice President from November 1990 until he was appointed Chief Operating Officer in July 1993. Prior to his employment by McArthur/Glen, Mr. Harris spent six year managing and leasing regional shopping centers for the Taubman Company of Bloomfield Hills, Michigan.

     STEPHEN J. MOORE. Mr. Moore has served as Senior Vice President of Marketing and Communications of Horizon since May 1997 and oversees all aspects of corporate and property level marketing, advertising and public relations. From April 1994 to April 1997, Mr. Moore served as Director of the Commercial Division of The Becker Group in Baltimore, Maryland ("Becker"). From April 1979 to March 1993, Mr. Moore was with The Rouse Company, where he served as Group Director of Sales and Marketing and directed all aspects of Marketing and Strategic Planning for Rouse's East Coast properties in the United States and properties in Canada.

     THOMAS A. RUMPTZ. Mr. Rumptz currently serves as Vice President of Real Estate of Horizon, and oversees the expansion of existing centers as well as new development and residual land sales. In addition, Mr. Rumptz has overseen the management of joint venture investments and development relationships for Horizon. During his eight year tenure with Horizon, Mr. Rumptz has served as Vice President of Finance, Director of Real Estate, Senior Acquisitions Analyst and Controller. Prior to his employment by Horizon, Mr. Rumptz served as Manager of Investment Real Estate with Foremost Insurance of Grand Rapids, Michigan and Business Manager at Robert Grooter Development Company, a Grand Rapids, Michigan based developer of commercial and light industrial facilities, where he oversaw leasing, accounting and operations.

ITEM 2 PROPERTIES

GENERAL

     As of December 31, 1997, the Company's portfolio consisted of the following Properties: (i) 37 outlet centers located in California, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Mexico, New York, Ohio, Pennsylvania, Texas, Virginia, Washington and Wisconsin with an average size of approximately 267,800 square feet of GLA, aggregating approximately 9.9 million square feet of GLA; and (ii) an aggregate of approximately 346 acres of outlots, retail pads and expansion pads located adjacent to or near certain of the Company's existing outlet centers (the "Undeveloped Parcels").

                                YEAR OF OPENING/          TOTAL              PERCENTAGE
                                  MOST RECENT        APPROXIMATE GLA AS      GLA LEASED
        NAME AND                   EXPANSION/          OF 12/31/97              AS OF
    LOCATION OF CENTER           NO. OF PHASES          (SQ. FT.)             12/31/97           CERTAIN TENANTS
    ------------------          ---------------     ---------------------   -------------      --------------------
Bellport Outlet Center(1)             1992/1997            291,248             79.5%              Anne Klein, Bass,
Patchogue, New York                   3 Phases                                                    Corning/Revere,
                                                                                                  Dress Barn, Gap,
                                                                                                  Jockey, Jones New
                                                                                                  York, Liz
                                                                                                  Claiborne, London
                                                                                                  Fog, Maidenform,
                                                                                                  Nike, Nine West,
                                                                                                  OshKosh B'Gosh,
                                                                                                  Reebok, Van Heusen,
                                                                                                  Vanity Fair

Outlets at Birch Run                  1986/1996            720,983             97.3%              American Eagle, Ann
Birch Run, Michigan                   18 Phases                                                   Taylor, BOSE,
                                                                                                  Dansk, Eddie Bauer,
                                                                                                  Espirt, Etienne
                                                                                                  Aigner, Fila, Gap,
                                                                                                  Guess?, J. Crew,
                                                                                                  Lenox, Levi's, Liz
                                                                                                  Claiborne, Mikasa,
                                                                                                  Nautica, Nike, Nine
                                                                                                  West, NordicTrack,
                                                                                                  Noritake, OshKosh
                                                                                                  B'Gosh, Polo/Ralph
                                                                                                  Lauren, Reebok,
                                                                                                  Sony, Spiegel,
                                                                                                  Springmaid-Wamsutta,
                                                                                                  Tommy Hilfiger,
                                                                                                  Van Heusen, Vanity
                                                                                                  Fair, WestPoint Stevens

Burlington Outlet Center              1989/1993            174,105             98.7%              Bass, Bugle Boy,
Burlington, Washington                3 Phases                                                    Fila, Guess?, J.
                                                                                                  Crew, Jones New
                                                                                                  York, Liz Claiborne,
                                                                                                  Maidenform, Mikasa,
                                                                                                  Tommy Hilfiger, Van Heusen

Calhoun Outlet Center                 1992/1995            254,270             87.7%              Dress Barn, J.Crew, Jones New
Calhoun, Georgia                      2 Phases                                                    York, Liz Claiborne, London
                                                                                                  Fog, Mikasa, Nike, Nine West,
                                                                                                  OshKosh B'Kosh,
                                                                                                  Springmaid-Wamsutta, Van Heusen

Conroe Outlet Center                  1992/1994            281,436             92.4%              Bass, Bugle Boy, Carter's
Conroe, Texas                         3 Phases                                                    Childrenswear, Corning/Revere,
                                                                                                  Elisabeth, Etienne Aigner, Fila,
                                                                                                  Guess?, Jockey, Levi's, Liz
                                                                                                  Claiborne, Mikasa, Nike, Nine
                                                                                                  West, OshKosh B'Gosh,
                                                                                                  Springmaid-Wamsutta, Van Heusen

Dry Ridge Outlet Center               1991/1994            117,980             71.3%              Guess?, Jones New York, Liz
Dry Ridge, Kentucky                   2 Phases                                                    Claiborne, Mikasa, Nike, Nine
                                                                                                  West, Van Heusen, Westport Ltd.

Horizon Outlet Center - Edinburgh     1989/1995            298,068             92.3%              American Eagle, Ann Taylor,
Edinburgh, Indiana                    2 Phases                                                    Bugle Boy, Corning/Revere,
                                                                                                  Dansk, Eddie Bauer, Esprit,
                                                                                                  Florsheim, Jockey, Lenox,
                                                                                                  Levi's, Nautica, OshKosh B'Gosh,
                                                                                                  Tommy Hilfiger, Spiegel,  Van
                                                                                                  Heusen

-----------------------
      (1) Owned by a partnership in which the Company has an interest.

                                    YEAR OF OPENING/          TOTAL              PERCENTAGE
                                      MOST RECENT        APPROXIMATE GLA AS      GLA LEASED
        NAME AND                      EXPANSION/          OF 12/31/97              AS OF
    LOCATION OF CENTER              NO. OF PHASES          (SQ. FT.)             12/31/97           CERTAIN TENANTS
    ------------------             ---------------     ---------------------   -------------      --------------------
Finger Lakes Outlet Center(2)         1995/1997            391,746               98.2%            Bass, BOSE, Brooks
Waterloo, New York                    3 Phases                                                    Brothers, Bugle
                                                                                                  Boy, Calvin Klein,
                                                                                                  Coach, Dockers,
                                                                                                  Esprit, Etienne
                                                                                                  Aigner, Fila,
                                                                                                  Florsheim, Gap, J.
                                                                                                  Crew, Jockey, Jones
                                                                                                  New York, Levi's,
                                                                                                  Liz Claiborne,
                                                                                                  London Fog, Mikasa,
                                                                                                  Nautica, Nine West,
                                                                                                  OshKosh B'Gosh,
                                                                                                  Polo/Ralph Lauren,
                                                                                                  Reebok, Springmaid-Wamsutta,
                                                                                                  Van Heusen, Vanity Fair,
                                                                                                  Waterford Wedgwood

Horizon Outlet Center - Fremont       1985/1994            229,029               93.3%            Ann Taylor, Bass, Bugle Boy,
Fremont, Indiana                      3 Phases                                                    Coach, Corning/Revere, Florsheim,
                                                                                                  Jockey, Jones New York, Levi's,
                                                                                                  London Fog, Mikasa, Nautica,
                                                                                                  OshKosh B'Gosh, Polo/Ralph
                                                                                                  Lauren, Reebok, Tommy Hilfiger,
                                                                                                  Van Heusen

Outlets at Gilroy                     1990/1995            576,699               97.1%            Ann Taylor, Bass, BOSE, Brooks
Gilroy, California                    5 Phases                                                    Brothers, Esprit, Etienne Aigner,
                                                                                                  Eddie Bauer, Florsheim, Gap,
                                                                                                  Guess?, J. Crew, Jones New York,
                                                                                                  Lenox, Levi's, Liz Claiborne,
                                                                                                  London Fog, Mikasa, Nike,
                                                                                                  NordicTrack, Noritake, OshKosh
                                                                                                  B'Gosh, Reebok, Reed & Barton,
                                                                                                  Springmaid-Wamsutta, Timberland,
                                                                                                  Van Heusen, Vanity Fair

Southwest Outlet Center at Hillsboro  1989/1995            359,255               98.7%            American Eagle, Corning/Revere,
Hillsboro, Texas                      3 Phases                                                    Eddie Bauer, Etienne Aigner,
                                                                                                  Fila, Florsheim, Gap, Guess?, J.
                                                                                                  Crew, Jockey, Jones New York,
                                                                                                  Levi's, Liz Claiborne, Mikasa,
                                                                                                  Nike, Nine West, OshKosh
                                                                                                  B'Gosh, Reebok,
                                                                                                  Springmaid-Wamsutta,
                                                                                                  Van Heusen

Horizon Outlet Center - Holland       1988/1990            185,769               72.8%            Bass, Bugle Boy, Carter's
Holland, Michigan                     2 Phases                                                    Childrenswear, Casual Corner,
                                                                                                  Dress Barn, Eddie Bauer,
                                                                                                  Florsheim, Jockey, Oneida,
                                                                                                  Reebok, S&K Menswear, Van
                                                                                                  Heusen

The Dole Cannery(3)                      1996              254,999               40.5%            Big Dog Sportswear, California
Honolulu, Hawaii                      4 Phases                                                    Luggage, Dockers, Leathermode,
                                                                                                  Levi's, 'Van's

Jeffersonville Outlet Center          1993/1994            314,102               82.3%            Anne Klein, BD Baggies, Bass, Big
Jeffersonville, Ohio                  3 Phases                                                    Dog Sportswear, Corning/Revere,
                                                                                                  Dress Barn, Etienne Aigner,
                                                                                                  Everything Rubbermaid, Genuine
                                                                                                  Article, Jones New York, Linen
                                                                                                  Barn, Liz Claiborne, Maidenform,
                                                                                                  Mikasa, Reebok, Spiegel,
                                                                                                  Van Heusen

Lakeside Marketplace                  1988/1991            268,736               97.0%            Anne Klein, Bass, Brooks Brothers,
Kenosha, Wisconsin                    4 Phases                                                    Dansk, Etienne Aigner, Fila, Gap,
                                                                                                  Genuine Article, J. Crew, Jones
                                                                                                  New York, Liz Claiborne, London
                                                                                                  Fog, Maidenform, Mikasa, Nike,
                                                                                                  NordicTrack, Noritake,
                                                                                                  Polo/Ralph Lauren, Reebok,
                                                                                                  Timberland, Van Heusen, Woolrich

Lake Elsinore Outlet Center(3)        1991/1995            368,785               90.9%            Bass, Bugle Boy, Corning/Revere,
Lake Elsinore, California             4 Phases                                                    Esprit, Etienne Aigner, Florsheim,
                                                                                                  Jockey, Jones New York, Levi's,
                                                                                                  Liz Claiborne, London Fog,
                                                                                                  Maidenform, Mikasa, Nike, Nine
                                                                                                  West, NordicTrack, OshKosh


        ------------------
       (2) Owned by a joint venture with an institutional investor.

       (3) Subject to an agreement with Castle & Cooke, See "Business Developments".


                                 YEAR OF OPENING/          TOTAL        PERCENTAGE
                                   MOST RECENT        APPROXIMATE GLA   GLA LEASED
       NAME AND                    EXPANSION/        AS OF 12/31/97       AS OF
  LOCATION OF CENTER              NO. OF PHASES        (SQ. FT.)         12/31/97                     CERTAIN TENANTS
------------------------         -------------- -------------------    ------------ ----------------------------------------------
                                                                                        B'Gosh, Reebok, Sony, Van Heusen,
                                                                                        Vanity Fair

Horizon Outlet Center - Laughlin      1996              258,312             79.2%       Bass, Big Dog Sportswear, Bugle Boy,
Laughlin, Nevada                                                                        Corning/Revere, Dress Barn, Levi's, Linen
                                                                                        Barn, Maidenform, Mikasa, OshKosh B'Gosh,
                                                                                        Polo/Ralph Lauren, Reebok, Van Heusen

Berkshire Outlet Village              1997              224,363             99.2%       Anne Klein, Coach, Dockers, Etienne Aigner,
Lee, Massachusetts                                                                      Fila, Gap, Guess?, J. Crew, Johnston &
                                                                                        Murphy, Jones New York, Levi's, Liz
                                                                                        Claiborne, Mikasa, Nautica, Polo/Ralph
                                                                                        Lauren, Reebok, Tommy Hilfiger, Waterford
                                                                                        Wedgewood

Medford Outlet Center               1991/1995           188,060             80.3%       American Eagle, Bass, Bugle Boy, Casual
Medford, Minnesota                  2 Phases                                            Corner, Corning/Revere, Dress Barn, Etienne
                                                                                        Aigner, Guess?, Levi's, Liz Claiborne,
                                                                                        Mikasa, Nike, Van Heusen

Lighthouse Place                    1987/1997           490,915             98.1%       American Eagle, Ann Taylor, Anne Klein,
Michigan City, Indiana              7 Phases                                            Bass, Big Dog Sportswear, Brooks Brothers,
                                                                                        Coach, Corning/Revere, Crate & Barrel, Eddie
                                                                                        Bauer, Esprit,  Etienne Aigner, Gap, Guess?,
                                                                                        J. Crew, Jockey, Jones New York, Lenox,
                                                                                        Levi's, Liz Claiborne, London Fog, Mikasa,
                                                                                        Nautica, Nine West, NordicTrack, OshKosh
                                                                                        B'Gosh, Polo/Ralph Lauren, Reebok, Spiegel,
                                                                                        Timberland, Tommy Hilfiger, Van Heusen

Horizon Outlet Center - Monroe      1987/1989           230,139             87.3%       Bass, Bugle Boy, Carter's Childrenswear,
Monroe, Michigan                    2 Phases                                            Casual Corner, Corning/Revere, Dress Barn,
                                                                                        Hit or Miss, Levi's, Mikasa, Nike, Van
                                                                                        Heusen, WestPoint Stevens

Lakeshore Marketplace               1995                360,592             74.3%       Barnes & Noble, Ben Franklin, Di's Hallmark,
Norton Shores, Michigan                                                                 Dunham's Sporting Goods, Elder-Beerman,
                                                                                        Great Party, Old Navy, TJ Maxx, Toys 'R' Us

Horizon Outlet Center - Oshkosh     1989/1991           259,443             85.4%       Bass, Bugle Boy, Dansk, Eddie Bauer,
Oshkosh, Wisconsin                  2 Phases                                            Florsheim, Jockey, Jones New York, Land's
                                                                                        End, Lenox, Levi's, London Fog, Nautica,
                                                                                        OshKosh B'Gosh, Polo/Ralph Lauren, Tommy
                                                                                        Hilfiger, Van Heusen

Perryville Outlet Center            1990                148,134             93.9%       Bass, Dan River, Elisabeth, Etienne Aigner,
Perryville, Maryland                                                                    Florsheim, Jones New York, Liz Claiborne,
                                                                                        Mikasa, Nike, Van Heusen

Pismo Beach Outlet Center           1994                147,576             98.0%       Anne Klein, Bass, Big Dog Sportswear,
Pismo Beach, California                                                                 Florsheim, Jockey, Jones New York, Levi's,
                                                                                        London Fog, Maidenform, Mikasa, Nine West,
                                                                                        Tommy Hilfiger, Van Heusen

Chesapeake Village at Queenstown    1989/1993           220,415            100.0%       Big Dog Sportswear, Brooks Brothers,
Queenstown, Maryland                5 Phases                                            Corning/Revere, Dockers, Etienne Aigner,
                                                                                        Guess?, Jones New York, Lenox, Levi's, Liz
                                                                                        Claiborne, Nike, Nine West,
                                                                                        Springmaid-Wamsutta, St. John Knits, Van
                                                                                        Heusen, Vanity Fair

Sealy Outlet Center                 1995/1996           191,865             90.1%       Bass, Bugle Boy, Dress Barn, Florsheim, J.
Sealy, Texas                        2 Phases                                            Crew, Jockey, Jones New York, Liz Claiborne,
                                                                                        Mikasa, Nine West, OshKosh B'Gosh, Reebok,
                                                                                        Spiegel, Springmaid-Wamsutta, Van Heusen

Silverthorne Factory Stores         1988/1993           257,470             92.9%       American Eagle, Anne Klein, Bass, Big Dog
Silverthorne, Colorado              3 Phases                                            Sportswear, Dansk, Eddie Bauer, Fila, Gap,

                         YEAR OF OPENING/         TOTAL            PERCENTAGE
                            MOST RECENT       APPROXIMATE GLA      GLA LEASED
       NAME AND              EXPANSION/       AS OF 12/31/97         AS OF
  LOCATION OF CENTER       NO. OF PHASES         (SQ. FT.)         12/31/97                     CERTAIN TENANTS
----------------------  ------------------    ----------------    ------------   -------------------------------------------
                                                                                 Genuine Article, J. Crew, Jones New York,
                                                                                 Liz Claiborne, London Fog, Maidenform,
                                                                                 Mikasa, Nike, Nine West, Tommy Hilfiger, Van
                                                                                 Heusen

Horizon Outlet Center          1990              199,962             80.0%       Bass, Brooks Brothers, Bugle Boy, Casual
- Somerset                                                                       Corner, Corning/Revere, Dress Barn, Jones
Somerset, Pennsylvania                                                           New York, Levi's, Mikasa, Polo/Ralph Lauren,
                                                                                 S&K Menswear, Van Heusen

Tracy Outlet Center            1994              153,000             94.5%       Anne Klein, Big Dog Sportswear, Casual
Tracy, California                                                                Corner, Corning/Revere, Fila, Jones New
                                                                                 York, Levi's, Leathermode, Liz Claiborne,
                                                                                 Mikasa, Nine West, OshKosh B'Gosh, Reebok,
                                                                                 Sony

Horizon Outlet Center -      1990/1996           147,455             71.5%       Bass, Bugle Boy, Carter's Childrenswear,
Traverse City                2 Phases                                            Corning/Revere, Dansk, Levi's, London Fog,
Traverse City, Michigan                                                          S&K Menswear, Van Heusen

Horizon Outlet Center          1995              139,433             83.7%       Bass, Big Dog Sportswear, Corning/Revere,
- Tulare                                                                         Jones New York, Linen Barn, Maidenform,
Tulare, California                                                               Mikasa, Polo/Ralph Lauren, Reebok, Van Heusen

Horizon Outlet Center        1994/1995           323,463             94.4%       Ann Taylor, Anne Klein, Big Dog Sportswear,
- Vero Beach                 2 Phases                                            BOSE, Bugle Boy, Dansk, Etienne Aigner,
Vero Beach, Florida                                                              Jockey, Jones New York, Levi's, Liz
                                                                                 Claiborne, London Fog, Mikasa, Nautica, Nine
                                                                                 West, Polo/Ralph Lauren, Reebok, Reed &
                                                                                 Barton, Spiegel, Springmaid-Wamsutta,
                                                                                 Timberland, Van Heusen

Warrenton Outlet Center      1993/1995           200,363             81.7%       Bass, Corning/Revere, Jockey, Jones New
Warrenton, Missouri          2 Phases                                            York, Levi's, Linen Barn, Liz Claiborne,
                                                                                 Mikasa, Nike, Nine West, Van Heusen

Berkeley Commons             1988/1995           274,565            100.0%       American Eagle, Anne Klein, Bass, BOSE,
Outlet Center                4 Phases                                            Brooks Brothers, Coach, Eddie Bauer, Etienne
Williamsburg, Virginia                                                           Aigner, Guess?, J. Crew, Jones New York, Liz
                                                                                 Claiborne, Lladro, Mikasa, Nautica, Nike,
                                                                                 Nine West, NordicTrack, OshKosh B'Gosh,
                                                                                 Reebok, Timberland, Tommy Hilfiger, Van
                                                                                 Heusen, Waterford Wedgewood

Horizon Outlet Center        1992/1994           249,208             92.6%       American Eagle, Big Dog Sportswear, Bugle
Woodbury                     3 Phases                                            Boy, Casual Corner, Corning/Revere, Eddie
Woodbury, Minnesota                                                              Bauer, Fila, Levi's, Reebok, Spiegel, Van
                                                                                 Heusen, WestPoint Stevens

New Mexico Outlet Center(4)   1993               155,170
Algodones, New Mexico        1 Phase

                                              ----------             ----
TOTAL HORIZON PORTFOLIO                        9,907,113             89.4%
                                              ==========             ====


        ------------------
           (4) As of January 31, 1998, the center was unoccupied and held for sale. See note 3 to the Consolidated Financial Statements.

EXECUTIVE OFFICES

     The Company owns its 35,000 square foot executive offices in Norton Shores, Michigan.

STATE INFORMATION

     The following table indicates, as of December 31, 1997, certain information regarding the outlet centers presented by state.



    STATE          NUMBER OF           TOTAL GLA     PERCENTAGE OF     PERCENTAGE OF GLA           TOTAL
                   PROPERTIES          (SQ. FT.)       TOTAL GLA          LEASED ON               OCCUPIED
                                                                       DECEMBER 31, 1997          BASE RENT
California              5               1,385,493         14.0%           93.9%                  $22,706,178
Colorado                1                 257,470          2.6            92.9                     3,937,864
Florida                 1                 323,463          3.3            94.4                     4,125,131
Georgia                 1                 254,270          2.6            87.7                     2,852,791
Hawaii                  1                 254,999          2.6            40.5                       723,616
Indiana                 3               1,018,012         10.3            95.3                    12,549,876
Kentucky                1                 117,980          1.2            71.3                       545,725
Maryland                2                 368,549          3.7            97.6                     5,059,763
Massachusetts           1                 224,363          2.3            99.2                     3,745,012
Michigan                5               1,644,938         16.6            85.8                    15,353,883
Minnesota               2                 437,268          4.4            87.3                     4,221,059
Missouri                1                 200,363          2.0            81.7                     2,026,827
Nevada                  1                 258,312          2.6            79.2                     3,016,854
New Mexico              1                 155,170          1.5               -                             -
New York                2                 682,994          6.9            90.2                     9,069,950
Ohio                    1                 314,012          3.2            82.3                     3,035,163
Pennsylvania            1                 199,962          2.0            80.0                     1,363,240
Texas                   3                 832,556          8.4            94.6                    10,226,495
Virginia                1                 274,565          2.8           100.0                     4,730,477
Washington              1                 174,105          1.7            98.7                     2,192,176
Wisconsin               2                 528,179          5.3            91.3                     6,466,519
                       --               ---------        -----           -----                  ------------
    Total              37               9,907,113        100.0%           89.4%                 $117,948,599
                       ==               =========        =====           =====                  ============

UNDEVELOPED PARCELS

     The Company owns undeveloped parcels aggregating approximately 346 acres of outlots, retail pads and expansion pads located near certain of the Company's outlet centers. The Company intends to pursue an aggressive marketing program to lease, develop or sell the parcels owned by it. However, the sale of property by a REIT is subject to significant restrictions imposed
by the Internal Revenue Code of 1986.   Accordingly, such restrictions may
limit the number, size and timing of such sales.

TENANTS

     GENERAL. The Company's portfolio features a diverse mix of tenants. The Company's tenants are typically the retailing outlet of large publicly traded manufacturers. Substantially all of the leases require tenants to pay their pro rata share of all property operating expenses and real estate taxes.

     The following table sets forth certain information with respect to each tenant which individually accounts for more than 2% of the Company's total base rental revenues or total occupied GLA for the year ended December 31, 1997 and to all other tenants as a group:


                                                                                              PERCENTAGE OF
                                       NUMBER     OCCUPIED      TOTAL ANNUAL   PERCENTAGE OF   BASE RENTAL
              TENANT                  OF STORES   GLA (SF)       BASE RENT      OCCUPIED GLA     INCOME
              ------                  ---------  -----------   --------------  -------------  -------------
Phillips-Van Heusen Retail Division        123     576,174        $ 8,142,269       6.7%           6.6%
Spiegel, Inc.                               18     283,477          3,000,148       3.3            2.4
LCI Holdings, Inc.                          31     271,413          2,821,250       3.2            2.3
Dress Barn, Inc.                            34     220,942          3,320,674       2.6            2.7
Sara Lee Corporation                        65     214,043          2,971,922       2.5            2.4
Mikasa, Inc.                                27     208,647          2,543,044       2.4            2.1
Brown Retail Group, Inc.                    46     204,706          3,041,900       2.4            2.5
Melru Corporation                           59     182,090          2,979,331       2.1            2.4
Reebok International Ltd.                   21     176,086          2,193,448       2.0            1.8
Other                                    1,664   6,253,792         91,468,013      72.8           74.8

     TENANT LEASES. Substantially all of these leases require tenants to pay their pro rata shares of all property operating expenses and real estate taxes.

     During 1997, leases for approximately 621,000 square feet of GLA in the Company's outlet centers came up for renewal. Of this amount, approximately 487,000 renewed at an average rental rate of $15.10, representing an 8.4% increase from 1996 rental rates. In addition to renewals, in 1997 the Company entered into new leases totaling 875,000 square feet of GLA at an average base rental rate of $14.70 per square foot with an average base term of 5.0 years. The Company's average tenant space is approximately 4,000 square feet of GLA. As of December 31, 1997, executed leases at the Company's outlet centers had an average base rent of $14.99 per square foot.

     The following table sets forth, as of December 31, 1997, tenant lease expirations for the next ten years at the Company's outlet centers (assuming that none of the tenants exercises any renewal option):


   YEAR ENDING                         APPROXIMATE
   DECEMBER 31,       # OF LEASES     GLA (SQ. FT.)        ANNUAL BASE RENT
 ----------------     -----------  --------------------  --------------------
        1998              266            805,340           $11,237,577
        1999              319          1,056,049            16,302,012
        2000              425          1,433,374            22,213,053
        2001              367          1,361,989            21,489,277
        2002              365          1,390,871            21,658,273
        2003               96            517,018             7,161,875
        2004               71            379,366             5,452,987
        2005               54            421,502             4,825,259
        2006               41            412,316             4,122,149
        2007               25            183,164             2,153,703

MORTGAGE DEBT

     The following table sets forth, as of December 31, 1997, certain information regarding the mortgages currently encumbering the Company's outlet centers.


                                                                                         ESTIMATED
                                      12/31/97                                            BALLOON
                        ANNUAL       PRINCIPAL    ANNUAL DEBT       MATURITY              PAYMENT
     PROPERTY        INTEREST RATE    BALANCE       SERVICE           DATE               AT MATURITY
-------------------  -------------  ------------  -----------     -------------     --------------------
Perryville, MD          8.625%       $ 9,741,064   $  976,400         Nov-05             8,223,900
Bellport, NY            10.25         10,891,034    1,284,000         Jun-18
Edinburgh, IN            9.50          6,985,835      754,900         Jun-01             6,619,300
Edinburgh, IN            9.50         10,212,077    1,088,800         May-01             9,748,900
Birch Run, MI            9.50         22,363,938    2,411,400         Jun-02            20,797,500
Birch Run, MI            9.50          4,861,727      524,200         Jun-02             4,521,200
Birch Run, MI            9.50         17,502,221    1,887,200         Jun-02            16,276,300
Birch Run, MI            9.50         10,471,570    1,111,344        June-01            10,003,600
Williamsburg, VA         8.75         14,004,323    1,633,100         Nov-00            12,698,700
Williamsburg, VA         8.25          9,759,024    1,022,500         Oct-00             9,090,600
Vero Beach, FL           7.875        26,798,254    2,528,900         Nov-05            22,284,000
Woodbury, MN             7.875        17,865,503    1,685,900         Nov-05            14,856,000
Conroe, TX               9.40          6,794,610      794,200         May-02             5,966,900
Conroe, TX               9.40          1,900,601      222,100         May-02             1,669,100
Conroe, TX               9.40          8,695,210    1,016,300         May-02             7,636,000
Jeffersonville, OH       9.40          7,459,827      871,900         May-02             6,551,000
Jeffersonville, OH       9.40          9,645,511    1,127,400         May-02             8,470,500
Jeffersonville, OH       9.40          2,185,684      255,500         May-02             1,919,400
First Horizon            8.57         63,761,603    6,319,700         Mar-06            54,458,700
 Burlington, WA
 Fremont, IN
 Kenosha, WI
 Oshkosh, WI
Second Horizon           9.06         98,668,991    9,639,400         Oct-06            90,933,800
 Hillsboro, TX
 Lake Elsinore, CA
 Pismo Beach, CA
 Queenstown, MD
 Tracy, CA
Third Horizon        LIBOR + 1.75    244,195,696    8,109,500         Jul-99           244,195,696
 Calhoun, GA
 Dry Ridge, KY
 Gilroy, CA
 Holland, MI
 Laughlin, NV
 Lee, MA
 Medford, MN
 Michigan City, IN
 Monroe, MI
 Norton Shores, MI
 Sealy, TX
 Silverthorne, CO
 Somerset, PA
 Traverse City, MI
 Tulare, CA
 Warrenton, MO
Third Horizon        LIBOR + 2.25      9,724,304      200,800         Jul-99             9,724,304
Other                  6.90-10.0       7,259,783      883,000  Aug-00-Dec-02             3,159,431
                                    ------------  -----------                         ------------
                                    $621,748,380  $46,348,400                         $569,804,831
                                    ============  ===========                         ============

     During 1997, the Company, through indirect wholly-owned subsidiaries ("Borrower"), entered into a $300.6 million credit facility with Lehman Brothers Realty Corporation ("Lender"). The initial loan (the "Initial Loan") of $250.6 million included an initial funding at closing of $212.1 million and a reservation of financing for the acquisition of a certain specified property (the "Additional Loan"). The Borrower may borrow an additional $50.0 million in increments of no less than $10.0 million each, subject to the satisfaction of certain conditions, including predefined debt service coverage ratios (the "Second Loan" and collectively with the "Initial Loan," including the "Additional Loan," the "Loan"). Subsequent to the Initial Loan, the Company borrowed $38.5 million of the Additional Loan for the acquisition of an outlet center and $11.0 million of the Second Loan. Interest on the Loan is payable at the following rates: (i) 1.75% over the London interbank offered rate ("LIBOR") for the Initial Loan, and (ii) 2.25% over LIBOR for the Second Loan, or (iii) if the Loan is converted to a prime rate loan under certain circumstances at the Lender's discretion, the prime rate plus .75% with respect to the Initial Loan and prime plus 1.25% with respect to the Second Loan.
While the Company has additional availability under the Second Loan, additional borrowings may not be available due to the financial ratios the Company is required to maintain. The maturity date of the Loan is July 1, 1999, unless otherwise extended pursuant to the terms of the Loan. The net proceeds of the Initial Loan were primarily used to retire the Company's aggregate outstanding balances under the following: (i) a revolving credit facility with a subsidiary of First Chicago NBD Corporation and other banks, (ii) construction financing facilities with Canadian Imperial Bank of Commerce, (iii) four permanent loans and (iv) one revolving credit facility. The Company recorded a $3.3 million extraordinary charge, net of minority interests, upon repayment of the above mentioned debt, comprised primarily of the write-off of unamortized debt issuance costs associated with the debt retired. The Loan is guaranteed by the Company and the Operating Partnership and is secured by a pool of 16 properties transferred to Borrower. The Loan requires the Company to maintain certain financial ratios and restricts the amount of dividends and distributions that can be made.

     The Company has a $4.0 million revolving credit facility for working capital requirements. Interest on the facility is charged at prime and the facility expires in August 1998. The outstanding balance on this line was $4.0 million at December 31, 1997.

     During 1997, the Company issued approximately 320,000 shares of Common Stock with net proceeds of $5.9 million under the Company's Dividend Reinvestment Plan. The Company has discontinued further stock issuances under the DRIP based on the current market price of the Company's Common Stock.

     In 1996, the Company formed a venture (the "Venture") with a pension fund (the "Fund") advised by Heitman Capital Management. The Company contributed a 325,000 square foot center in the Finger Lakes region of New York in 1996 and a 67,000 square foot expansion in 1997 to the Venture. In exchange for the contribution, the Company received $34.9 million and $7.6 million in cash in 1996 and 1997, respectively, and a 50% interest in the Venture. The Fund contributed, concurrent with the Company's contribution of property, $34.9 million and $7.6 million in cash in 1996 and 1997, respectively, in return for a $38.2 million preferred equity position that earns a 9.6% return on the outstanding balance and a 50% ownership in the Venture. The Fund's equity position, upon election of the Fund, is convertible into 2.2 million shares of the Company's Common Stock, which represents an exercise price of $19.63 per share (the approximate market price of the Company's Common Stock on the date of issuance). The Company manages and leases the property. The accompanying financial statements consolidate the financial position and results of operations of the Venture and the interest of the Fund has been reflected as a component of minority interests.

TAXES

     At December 31, 1997, the Company had an aggregate cost basis of $860.0 million in its real estate assets for federal income tax purposes. Depreciation for income tax purposes is calculated using the straight line method over the estimated useful lives of the assets, which for buildings placed in service prior to May 13, 1993 is 31.5 years (resulting in a rate of 3.2% per year) and buildings placed in service after May 13, 1993 is 39 years (resulting in a rate of 2.6% per year).

     The Company's aggregate real estate tax obligation during the year ended December 31, 1997 was approximately $13.3 million. Estimated aggregate 1998 real estate taxes, taking into account planned expansions, are approximately $14.4 million.


ITEM 3 LEGAL PROCEEDINGS

     In December 1997, a purported shareholder of the Company filed a class action lawsuit naming the Company and several of its current and former directors as defendants. The lawsuit claims, among other things, that the directors of the Company breached their fiduciary duties to the Company's shareholders in approving the merger between the Company and Prime and that the consideration to be paid to the Company's shareholders in such a merger is unfair and inadequate. The lawsuit requests that the merger be enjoined or, in the event that the merger is consummated, that the merger be rescinded or damages be awarded to class members. The Company believes the suit is without merit and intends to vigorously defend the action. The Company is unable to predict the likely outcome of the action, but management does not believe the ultimate outcome of the pending litigation will have a material adverse impact on the Company's financial position and results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 1997.


                                    PART II


ITEM 5 MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
       STOCKHOLDERS MATTER

     Information with respect to the principal market for the Company's Common Stock, the high and low sales prices of the Company's Common Stock and dividends per common share are incorporated herein by reference to the information contained under the caption "Stock Trading" and "Quarterly Financial Data" in the Company's Annual Report to Shareholders for 1997. The approximate number of holders of record of the Common Stock was 806 as of February 13, 1998.


ITEM 6 SELECTED FINANCIAL DATA

     Information with respect to a summary of selected financial data is incorporated herein by reference to the information set forth under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for 1997.

ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report to Shareholders for 1997 is incorporated herein by reference.


ITEM 8 MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTER

     The consolidated financial statements and report of independent auditors included in the Company's Annual Report to Shareholders for 1997 are incorporated herein by reference.


ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The Board of Directors of the Company consists of eight members divided into three classes serving staggered three-year terms. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting for a full three-year term. Messrs. Crocker, Dickey, Higo, Robert Perlmutter, Piasecki and Sherman were previously elected as directors by the shareholders of the Company; Norman Perlmutter was elected by the Board of Directors upon the merger of McArthur/Glen Realty Corp. into the Company on July 14, 1995. Mr. Wassel was elected by the Board of Directors on June 19, 1997. The following table sets forth certain information with respect to the directors of the Company:


                                                            PRINCIPAL OCCUPATION, NAME
                      FIRST BECAME A                        OF ORGANIZATION IN WHICH OCCUPATION
                       DIRECTOR OF       TERM AS            IS CARRIED ON, OFFICES AND POSITION,
 NAME                  THE COMPANY    DIRECTOR EXPIRES      IF ANY, WITH THE COMPANY; AND AGE
--------------------  --------------  ----------------      ------------------------------------

Norman Perlmutter        1995          1998                 Chairman of the Board and Chief Executive Officer of
                                                            Heitman Financial Ltd.; Chairman of the Board of Directors
                                                            of the Company; Age 64

James S. Wassel*         1997          2000                 President and Chief Executive Officer of the Company; Age 47

Douglas Crocker II       1995          1999                 President and Chief Executive Officer of Equity Residential
                                                            Properties Trust, President and Chief Executive Officer of First
                                                            Capital Corporation and Executive Vice President of Equity
                                                            Financial and Management Company; Age 57

William P. Dickey        1995          1999                 President of the Dermot Company, Inc.; Age 54

Norman R. Higo           1997          2000                 Retired; Age 59

Robert D. Perlmutter     1997          2000                 President and Chief Executive Officer of
                                                            Heitman Retail Properties; Age 36

Ronald L. Piasecki       1993          1998                 Director of Sun Communities, Inc.; Age 58

Martin Sherman           1995          1999                 Senior Vice President of U.S. Shoe Corporation; Age 67


* Mr. Wassel's biography is included in Item 1, Part I hereof under the caption "Executive Officers of Registrant."

     NORMAN PERLMUTTER. Mr. Perlmutter has been the Chairman of the Board of Directors of the Company since February 8, 1997. Since 1966 Mr. Perlmutter has served as Chairman of the Board and Chief Executive Officer of Heitman Financial Ltd., one of the largest full service real estate companies and real estate investment managers for employee benefit plans in the U.S. Mr. Perlmutter is also a Director of Chris-Craft Industries, Inc., Heitman/PRA Securities Advisors, Inc. and United Television, Inc. Mr. Perlmutter previously served on the boards of United Asset Management Corporation and Warner Communications. He holds a B.S. degree from the University of Illinois. Mr. Perlmutter is the spouse of Ms. McArthur and was elected as a director pursuant to agreement with Ms. McArthur.

     DOUGLAS CROCKER II. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust and a Trustee since its formation in March 1993. Mr. Crocker has been President and Chief Executive Officer of First Capital Financial Corporation, a real estate company and a subsidiary of Great American Management and Investment, Inc., since December 1992 and a Director since January 1993 and Executive Vice President of Equity Financial and Management Company since November 1992. From September 1992 until November 1992, Mr. Crocker was a Managing Director of Investment Banking with Prudential Securities. Mr. Crocker was a Director and President of Republic Savings Bank, F.S.B. from December 1988 to June 1992. Mr. Crocker was President and a Director of McKinley Financial Group, Inc., a real estate and leveraged buyout company, from 1982 to 1989; President of American Invesco Corporation, a real estate company, from 1979 to 1982; and Vice President of Arlen Realty and Development Corporation from 1971 to 1979. Mr. Crocker is a member of the Urban Land Institute, the National Association of Real Estate Investment Trusts ("NAREIT"), the National Apartment Association, and an Executive Committee member of the National Multi-Housing Council. Mr. Crocker received his B.A. from Harvard College.

     WILLIAM P. DICKEY. Mr. Dickey is the owner and President of the Dermot Company, Inc., a California real estate investment and advisory firm. Prior to forming the Dermot Company, Inc. in October 1991, Mr. Dickey was a Managing Director at The First Boston Corporation, a New York investment banking firm (now CS First Boston) from February 1986 to November 1990. Prior to joining First Boston, Mr. Dickey was a partner with the New York law firm of Cravath, Swaine & Moore from May 1980 to February 1986. From 1964 to 1970, Mr. Dickey was an officer in the U.S. Air Force and during that time served tours in the Philippines and Vietnam as an intelligence officer, and at the U.S. Air Force Academy as an instructor. Mr. Dickey is a Trustee of the Retail Property Trust, an institutionally-owned REIT with investments in regional shopping centers. Mr. Dickey is a Director of Price Enterprises, Inc., Mezzanine Capital Property Investors, Inc. and Kilroy Realty Corporation. Mr. Dickey holds a J.D. degree from Columbia Law School, an M.A. degree in International Affairs from Georgetown University, and a B.S. degree from the U.S. Air Force Academy.

     NORMAN R. HIGO. Mr. Higo was employed in a variety of positions by Mikasa Inc. from 1971 until October 1995, including Executive Vice President, Chief Operating Officer of International Operations and Director of Retail Site Selection. Mr. Higo also served as a director and member of the executive committee of Mikasa. Mr. Higo, a CPA, received a Bachelor's of Science degree in accounting from the University of Southern California.

     ROBERT D. PERLMUTTER. Since 1990, Mr. Perlmutter has been Chairman and Chief Executive Officer of Heitman Retail Properties, a subsidiary of Heitman Financial, Ltd., who as asset manager is listed by Shopping Center World as the fourth largest owner of regional mall shopping centers in the United States. Mr. Perlmutter is a member of the International Council of Shopping Centers ("ICSC"), the Illinois ICSC Committee and NAREIT. Mr. Perlmutter received a Bachelor of Science degree in business and real estate from the University of Colorado in Boulder. Mr. Perlmutter is the son of Norman Perlmutter, the Chairman of the Board of Directors of the Company.

     RONALD L. PIASECKI. Mr. Piasecki served as President and Chief Executive Officer of the Company from February 8, 1997 until June, 1997. Until May, 1996, Mr. Piasecki served as Executive Vice President and Secretary of Aspen Enterprises, Ltd., which he organized in 1973. In May, 1996, Aspen Enterprises, Ltd., an owner/operator/developer of manufactured housing parks, was acquired by Sun Communities, Inc., of which Mr. Piasecki is now a director. Mr. Piasecki is also the Chairman of the Board of Kurdziel Industries, Inc.
Mr. Piasecki obtained his Juris Doctor degree, cum laude from Wayne State University Law School in Detroit, Michigan in 1968 and has a B.A. degree from the University of Michigan.

     MARTIN SHERMAN. Mr. Sherman has served as Senior Vice President of U.S. Shoe Corporation and Chief Executive Officer of its Retail Development Division since 1984. Mr. Sherman is also the President and Chief Executive Officer of M & S Advisory Group, Inc., a retail strategy and development consulting service. Mr. Sherman served as President of the Retail Development Division and Corporate Vice President of U.S. Shoe Corporation from 1971 until 1984. Mr. Sherman has been associated with U.S. Shoe Corporation since 1963 when he began as an Account Executive for its Valsey Bristol Children's Shoe Division. Mr. Sherman is an active member and a past Trustee of the International Council of Shopping Centers. He attended Temple University School of Business Administration. Mr. Sherman has an extensive retail background with a broad range of responsibility for the growth and retail development for U.S. Shoe Corporation since 1966. Under his guidance, the Retail Development Division of U.S. Shoe Corporation was responsible for the negotiation and acquisition of over 5,000 retail locations in North America and continental Europe.

EXECUTIVE OFFICERS

     Information with respect to executive officers of the Company is included in Item 1, Part I hereof under the caption "Executive Officers of Registrant."

ITEM 11 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information with respect to the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose individual total annual salary and bonus exceeds $100,000 for 1997 (the "Named Officers") for services in all capacities while an executive officer for 1997, 1996 and 1995.


                                                                                    LONG TERM
                                       ANNUAL COMPENSATION                         COMPENSATION
                                       -------------------                     --------------------
                                                                                   SECURITIES
           NAME AND                                                                UNDERLYING         ALL OTHER
      PRINCIPAL POSITION         YEAR   SALARY    BONUS    OTHER COMPENSATION     STOCK OPTIONS      COMPENSATION
-------------------------------  ----  --------  --------  ------------------  --------------------  ------------
James S. Wassel(1)               1997  $230,539  $225,000                  --               400,000            --
 President and Chief Executive   1996        --        --                  --                    --            --
 Officer                         1995        --        --                  --                    --            --

Ronald L. Piasecki (2)           1997   153,994   150,000                  --                    --            --
 President and Chief Executive   1996        --        --                  --                    --            --
 Officer                         1995        --        --                  --                    --            --

Jeffrey A. Kerr (3)
 Chairman, President             1997    37,020        --                  --                    --            --
 and Chief Executive             1996   350,000        --                  --                    --            --
 Officer                         1995   304,285   175,000                  --                    --            --

James S. Harris                  1997   250,000    50,000                  --                    --            --
 Executive Vice President        1996   250,000    50,000                  --                    --            --
                                 1995   115,545   124,562                  --                    --            --

Stephen J. Moore (4)             1997    96,058    45,730                  --                    --            --
 Vice President                  1996        --        --                  --                    --            --
                                 1995        --        --                  --                    --            --

Joseph Cattivera (5)             1997    90,455        --                  --                    --    220,000 (7)
 Regional President              1996   210,000    10,000                  --                    --            --
 and Chief Financial             1995   163,487    83,339                  --                    --            --
 Officer


William M. Neville (6)           1997   159,020        --                  --                    --    125,000 (8)
 Regional President              1996   200,521    66,182                  --                    --            --
                                 1995        --        --                  --                    --            --

---------------

(1)  Mr. Wassel became an executive officer and employee effective
     April 24, 1997.
(2) Mr. Piasecki served as President from February 9, 1997 to April 23, 1997 and Chief Executive Officer from February 9, 1997 to June 18, 1997.
(3) Mr. Kerr resigned as Chairman, President and Chief Executive Officer effective February 8, 1997.
(4)  Mr. Moore became an executive officer and employee effective
     May 12, 1997.
(5)  Mr. Cattivera resigned effective May 14, 1997.
(6) Mr. Neville became an executive officer and employee in March 1996 and resigned effective September 1997.
(7)  Severance payment due upon Mr. Cattivera's resignation.
(8)  Severance payment due upon Mr. Neville's resignation.

OPTION GRANTS IN FISCAL 1997

     The following table sets forth certain information concerning stock option grants during fiscal 1997 for each of the Named Officers.


                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                       ASSUMED ANNUAL RATES OF STOCK
                                                                       PRICE APPRECIATION FOR OPTION
                                INDIVIDUAL GRANTS                                   TERM
                  --------------------------------------------------  -----------------------------------
                  NUMBER OF    PERCENT OF
                  SECURITIES  TOTAL OPTIONS
                  UNDERLYING   GRANTED TO      EXERCISE OR
                   OPTIONS    EMPLOYEES IN     BASE PRICE     EXPIRATION
      NAME         GRANTED     FISCAL YEAR     ($/SHARE)        DATE            5%               10%
----------------  ---------   -------------    -----------    ----------        --               ---
James S. Wassel    400,000        72.1%           $10.25      3/31/07         $2,578,493       $6,534,408

Stephen J. Moore    10,000        1.8%            $12.82      4/30/07         $   80,624       $  204,318


            AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------------------
                                                              NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                               OPTIONS/SARS AT FISCAL     OPTIONS/SARS AT
                                                                  YEAR-END (#)           FISCAL YEAR-END ($)
                                                              -----------------------  --------------------
                     SHARES ACQUIRED ON                            EXERCISABLE/            EXERCISABLE/
       NAME          EXERCISE (#)          VALUE REALIZED ($)     UNEXERCISABLE           UNEXERCISABLE
       (a)                   (b)                  (c)                  (d)                     (e)
------------------  --------------------  ------------------  --------------------     --------------------
James S. Wassel                       --                  --      200,000/200,000           137,480/137,480
Ronald L. Piasecki                    --                  --       10,000/0                       0/0
Jeffrey A. Kerr                       --                  --      334,000/0                       0/0
James S. Harris                       --                  --      129,600/0                       0/0
Stephen J. Moore                      --                  --            0/10,000                  0/0
Joseph Cattivera                      --                  --            0/0                       0/0
William H. Neville                    --                  --            0/0                       0/0

EMPLOYMENT AND CONSULTING CONTRACTS

     The Company has entered into employment contracts or arrangements with each Named Officer except Mr. Piasecki. The contracts provide that these individuals devote substantially all of their business time to the operation of the Company. The contract with Mr. Wassel provides for an initial three-year term, as did the contract with Mr. Kerr. The contract with Mr. Harris provides for a three-year term, as did the contract with Mr. Cattivera. The contract with Mr. Neville provided for a two-year term. The arrangement with Mr. Moore does not provide for a set term of employment.

     Mr. Wassel's employment agreement, which was amended on November 12, 1997, provides for an annual salary of $360,000 and a bonus of up to 100% of such annual salary. The Company is also obligated to make certain payments to, as well as to accelerate or convert certain stock options of, Mr. Wassel if Mr. Wassel resigns or is terminated under certain conditions.

     Prior to his resignation, effective February 8, 1997, Mr. Kerr's Amended and Restated Employment Agreement provided that he would serve as Chairman of the Board of Directors of the Company, President and Chief Executive Officer. He received an annual base salary of $350,000 (subject to increase by the Board of Directors) and was eligible for an annual bonus. The Company entered into an agreement with Mr. Kerr dated as of February 8, 1997, to terminate Mr. Kerr's Amended and Restated Employment Agreement. See "Certain Transactions".

     Mr. Harris receives an annual base salary of $250,000 (subject to increase by the Board of Directors) and is eligible for a bonus of up to 60% of his base salary. In addition, during his term, Mr. Harris is entitled to a special bonus of $50,000 per year on or before December 31 of each year (pro rated for partial years). Mr. Moore receives an annual salary of $150,000, and is eligible for a bonus of up to 50% of his base salary. Mr. Cattivera and Mr. Neville each received an annual base salary of $210,000 and were eligible for annual bonuses of up to 50% of their base salary.

     Under each of the employment agreements described above, the Named Officers participate in any incentive, bonus, stock option or other compensation plan adopted by the Company's Board of Directors or the Operating Partnership, and are entitled to receive other benefits provided to executive personnel generally. These employment contracts (with the exception of Mr. Moore's agreement) also provide that, with limited exceptions, such Named Officers will not develop, own or operate manufacturer outlet shopping centers except on behalf of the Company during their employment or in certain instances one year after their employment ceases.

     If the employment of Mr. Harris is terminated "without cause" or is terminated by Mr. Harris for "good reason" (as such terms are defined in Mr. Harris' employment contract), Mr. Harris is entitled to severance in an amount equal to his annual compensation. If the employment of Mr. Harris is terminated after a "change in control" (as such term is defined in Mr. Harris' employment contract), Mr. Harris is entitled to a lump sum payment in an amount equal to three times his annual compensation.

REPORT OF COMPENSATION COMMITTEE OF BOARD OF DIRECTORS ON EXECUTIVE
COMPENSATION

     The compensation of the individuals who served as Chief Executive Officer of the Company during 1997, the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeds $100,000 (the "Named Officers") is determined, subject to such Named Officer's employment contract, if any, by the Compensation Committee (the "Committee") of the Board of Directors, which is a standing committee that consists entirely of independent directors. No member of the Committee is eligible to participate in any of the compensation plans or programs it administers. The Company's goal in structuring executive compensation is to closely align the interests of executive officers with those of the Company's shareholders. The Company's executive compensation package is accordingly comprised of the following four elements:

- Base salary set at levels sufficient to attract and retain employees capable of contributing materially to the Company's long-term success;

- Annual bonus related to the Company's results of operations, including Adjusted Funds From Operations and a Committee evaluation of the employee's performance;

-    Stock options to provide long-term incentives; and

-    Participation in other benefit programs available to employees generally.

     In carrying out its responsibilities, the Committee reviews the executive compensation programs and policies of the Company's competitors, in addition to a broader group of REITs, to ensure that the Company's plans and practices are competitive and appropriate based on the Company's performance and compensation goals.

     The Company has entered into employment agreements that establish (or established) the base salaries of six of the Company's Named Officers and has adopted stock option and bonus plans.

     BASE SALARY. The respective employment agreements with Named Officers provide an annual base salary of $360,000 in the case of Mr. Wassel, $250,000 in the case of Mr. Harris, and $150,000 in the case of Mr. Moore. Prior to their resignations, employment agreements provided for annual base salaries of $350,000 in the case of Mr. Kerr, and $210,000 in the case of Messrs. Cattivera and Neville. Mr. Piasecki received $140,000 in salary for his services as

Interim Chief Executive Officer. The Company expects to target future Named Officers' base salaries at the average of a compared group of competitors and REITs by conducting compensation surveys to determine base salary levels are in line with the Company's objectives, with consideration given to such factors as the Named Officer's scope of responsibility, performance, future potential and overall competitive positioning relative to comparable positions at competitors and other REITs.

     ANNUAL BONUS. Annual bonuses are granted under the Company's Employee Bonus Plan. Bonuses awarded under the Plan are limited to 50% of the amount of the employee's annual base salary, based upon the contribution to the Company by the employee, the results of operations of the Company, including but not limited to increases in Funds From Operations, dividends, and other factors as the Company may deem appropriate. Bonuses may be paid in cash, shares of Common Stock or in combination thereof. Additional or special bonuses may be granted pursuant to an employee's employment contract.

     Pursuant to the Named Officer's employment contract and/or the Employee Bonus Plan, the Committee awarded annual bonuses of $225,000 to Mr. Wassel, $50,000 to Mr. Harris, $45,730 to Mr. Moore, $220,000 to Mr. Cattivera and $25,000 to Mr. Neville. Mr. Piasecki was granted a bonus of $150,000 for his services as Interim Chief Executive Officer. The determination of such bonuses was based on the Company's 1997 results, the contribution to the Company by the employee and such employee's employment contract.

     STOCK OPTIONS. The Company's 1997 Stock Option Plan (the "1997 Plan") provides officers and other key employees with long-term incentives in order to create an interest in the Company parallel to that of the Company's shareholders. Under the 1997 Plan, 950,000 shares of Common Stock of the Company are reserved for issuance upon the exercise of options which may be granted to key employees of the Company and its subsidiaries. Stock options are granted to reinforce the importance of improving shareholder value over the long-term, and to encourage and facilitate the stock ownership by executive officers. Stock options are granted at not less than 100% of the fair market value of the Common Stock on the date of grant to ensure that executive officers could only be awarded for appreciation in the price of Common Stock when the Company's shareholders are similarly benefited. While all of the Company's executive officers are eligible to receive stock options, the size of annual grants, if any, to executive officers is contingent on their performance and future potential. During 1997 the Company granted stock options pursuant to the 1997 Plan relating to 545,000 shares, consisting in part of (i) options granted to Norman Perlmutter to acquire 125,000 shares, (ii) options granted to James S. Wassel to acquire 400,000 shares, and (iii) options granted to Stephen
J. Moore to acquire 10,000 shares. In addition to the 1997 Plan, the Company also has in place the 1993 Stock Option Plan (the "1993 Plan") having terms substantially identical to the 1997 Plan. No options were granted under the 1993 Plan during 1997.

                                     Martin Sherman
                                     Norman R. Higo
                                     Douglas Crocker II
                                     Members of the Compensation Committee
                                     March 15, 1998


COMPENSATION OF DIRECTORS

     Directors who are not officers of or employed by the Company ("Non-employee Directors") are paid an annual fee of $12,000 and a meeting fee of $1,000 for each meeting of the Board of Directors or a committee of the Board of Directors attended, in person or telephonically as compensation for service as a director. Non-employee Directors are granted stock options under the Company's 1993 Director Stock Option Plan. Each Non-employee Director receives an option to purchase 5,000 shares of Common Stock under the Company's 1993 Director Stock Option Plan on the date he or she is first elected to the Board of Directors. Thereafter, on the date of each annual meeting of the Company's shareholders, each Non-employee Director elected to office at such meeting will automatically receive an option to purchase 5,000 shares of Common Stock. Non-employee Directors are also reimbursed for their out-of-pocket expenses.

STOCK PRICE PERFORMANCE GRAPH

     The Stock Price Performance Graph compares the percentage change in the cumulative total shareholder return on the Company's Common Stock with the cumulative total returns of the Standard and Poor's 500 Stock Index (the "S&P 500 Index") and the Total Return Index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts (the "NAREIT Equity Index"). The comparison assumes $100 investments on November 1, 1993, the first date of registration of the Company's Common Stock under
Section 12 of the Securities Exchange Act of 1934, in the Company's Common Stock, the S&P 500 Index and the NAREIT Equity Index, and further assumes reinvestment of dividends.


                             [PERFORMANCE GRAPH]



                                       NAREIT            S&P
             Horizon Group, Inc.    Equity Index     500 Index
11/1/93            100.00              100.00          100.00
12/31/93            96.86               94.41          100.28
12/31/94           117.36               97.41          101.60
12/31/95           109.50              112.29          139.62
12/31/96           103.37              151.88          171.67
12/31/97            61.98              182.65          228.97



     On December 31, 1997 and February 13, 1998, the last sale prices of the Common Stock, as reported by the New York Stock Exchange Composite Tape, were $10.94 and $12.00 per share, respectively.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 16, 1998 (except as otherwise indicated) regarding the beneficial ownership of Common Stock by each director and Named Officer (as defined herein) of the Company, by all directors and executive officers of the Company as a group, and by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock.


                                                                            PERCENTAGE
                                                                           OWNERSHIP OF
                                     NUMBER OF        PERCENTAGE            OUTSTANDING
                                       SHARES         OWNERSHIP OF          COMMON STOCK
                                    BENEFICIALLY   OUTSTANDING COMMON      AFTER EXCHANGE OF
             NAME(1)                  OWNED(2)         STOCK(3)               UNITS(4)
             -------                ------------  --------------------   --------------------
Norman Perlmutter                      1,145,399                  4.53                  3.66
Douglas Crocker II                         4,999                     *                     *
William P. Dickey                          6,999                     *                     *
Norman R. Higo                             1,000                     *                     *
Robert D. Perlmutter                       2,000                     *                     *
Ronald L. Piasecki(5)                    274,314                  1.12                     *
Martin Sherman                             5,999                     *                     *
James S. Wassel                          200,000                     *                     *
James S. Harris                          139,600                     *                     *
Stephen J. Moore                               0                     *                     *
William H. Neville                         1,159                     *                     *
Joseph Cattivera                               0                     *                     *
Jeffrey A. Kerr                        1,380,475                  5.54                  4.41
All directors and executive
officers as a group (12 persons)       1,781,469                  6.68                  5.70
United States National Bank of
Galveston(6)                           1,240,058                  5.13                  3.97
FLOC, LLC                              2,165,605                   8.9                  6.92


-----------------------
*    Less than 1%

(1) The business address of each shareholder who is a director or executive officer of the Company is c/o the Company, 5000 Hakes Drive, Norton Shores, Michigan 49441. The business address of Jeffrey Kerr is
     2089. E. Sternberg Rd, Muskegon, Michigan 49444. The business address of the United States National Bank of Galveston is 2201 Market Street, Galveston, Texas 77550. The business address of FLOC, LLC is 180 North LaSalle Street, Chicago, Illinois 60601.

(2) Includes shares subject to stock options which were exercisable on February 16, 1998, or within sixty (60) days thereafter; Units of the Operating Partnership, which are immediately exchangeable for shares of Common Stock on a one-for-one basis (including 1,003,210 Units beneficially owned by Mr. Norman Perlmutter, 264,314 beneficially owned by Mr. Piasecki, 10,000 beneficially owned by Mr. Harris and 402,714 benefically owned by Mr. Kerr); or in which the person named in the table otherwise has a beneficial interest.

(3) Outstanding shares of Common Stock for this purpose include (i) all issued and outstanding shares of Common Stock of the Company, (ii) shares, if any, issuable in exchange for Operating Partnership Units by the named person or group and (iii) shares, if any, subject to stock options which were exercisable on February 16, 1998, or within sixty (60) days thereafter by the named person or group.

(4) Outstanding shares of Common Stock for this purpose include (i) all issued and outstanding shares of Common Stock of the Company, (ii) all shares issuable in exchange for outstanding Operating Partnership Units and (iii) all shares subject to stock options which were exercisable on February 16, 1998 or within sixty (60) days thereafter by all named persons or groups.

(5) Mr. Piasecki also owns 95.0%, 99.0%, 99.0% and 99.0%, respectively of the Class A stock in HGI Management Corp., MG Third Party Services Corp., First HGI, Inc. and HGI Perryville, Inc. all of which are subsidiaries of the Company. Mr. Piasecki receives 5.0% of the economic interest of each of HGI Management Corp., MG Third Party Services Corp., First HGI, Inc. and HGI Perryville, Inc. as a result of such stock ownership. In connection with the contemplated merger of the Company with Prime, Mr. Piasecki has executed a contract to sell such stock.

(6) According to a Schedule 13G filed with the SEC, as of February 4, 1998, United States National Bank of Galveston lacked voting power with respect to 113,085 of such shares and shared dispositive power with regard to 11,072 of such shares.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company performed development services for properties or entities owned by Jeffrey A. Kerr and his affiliates during 1997 in the amount of $426,000.

     The Company has used, for Company business, an airplane owned by a company wholly owned by Mr. Kerr. During 1997, the Company made payments to Mr. Kerr's affiliated company for use of this airplane in the aggregate amount of $68,000. The lease of this airplane was terminated March 31, 1997.

     As previously disclosed, Mr. Kerr resigned from his positions as Chief Executive Officer, President and Chairman of the Company effective February 8, 1997. Mr. Kerr and his affiliates were indebted to the Company in the amount of $1,268,000 at March 31, 1997. This indebtedness included $288,000 of development fees owed to the Company, amounts due with respect to personal or non-corporate use of the leased airplane, interest at 7.8% per annum and various other amounts advanced to and expenses incurred on behalf of Mr. Kerr and/or his affiliates or related entities. The Company and Mr. Kerr entered into an agreement pursuant by which these and certain other claims of the Company and Mr. Kerr, including a termination claim by Mr. Kerr of $1,000,000 were settled; Mr. Kerr waived various claims and agreed to make a payment of $240,000 to the Company, his options to purchase Common Stock of the Company were amended to make them exercisable until February 7, 1999, and all joint ventures between the Company and Mr. Kerr and/or related entities were terminated. As a part of this unwinding of interrelationships and pursuant to the agreement, affiliates of Mr. Kerr agreed to transfer to the Company their interests in approximately 18 acres of land adjacent to the Company's Birch Run Shopping Center at Mr. Kerr's and/or his affiliates' costs to subject that property to a purchase contract, and the Company released 50,000 shares of Common Stock held by Mr. Kerr from the agreement with the Company restricting Mr. Kerr's sale of those shares and will release an additional 250,000 shares over the next two years.

     In connection with the merger of McArthur/Glen Realty Corp. ("McArthur/Glen") with and into the Company on July 14, 1995, the Company entered into a consulting and non-competition agreement with Cheryl McArthur, the spouse of Norman Perlmutter. Pursuant to such agreement, Ms. McArthur provides consulting services to the Company during the five-year period ending July 13, 2000 and has covenanted not to compete in any business relating to a shopping center primarily tenanted by manufacturers operating outlet merchandise stores for a period of 10 years from July 14, 1995 in exchange for the payment to her of $3.2 million. During 1997 the Company paid an aggregate of approximately $1.1 million to Ms. McArthur pursuant to such agreement.

     In 1996, the Company terminated and settled its obligations under an employment contract with Alan Glen, who retired as a Director of the Company November 20, 1997. Pursuant to this Agreement, Mr. Glen received a $900,000 severance benefit approximately one-third of which was paid in April 1996 and the balance of which is being paid in four equal installments, plus interest aggregating $100,000, over three years;

     On November 21, 1996, the Company entered into a joint venture (the "Venture") with a pension fund (the "Fund") advised by Heitman Capital Management Corporation, an affiliate of Heitman Financial Ltd., of which Norman Perlmutter, the Chairman of the Board of the Company, is Chairman of the Board and Chief Executive Officer. Pursuant to the Venture, the Fund invested a total of $42.5 million which, after proration adjustments and payoffs of existing indebtedness, was distributed to the Company upon its contribution of its Finger Lakes Outlet Center. The Fund invested $34.9 million in November, 1996, and invested the remaining $7.6 million in the second quarter of 1997.



                                    PART IV

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)  The response to this section of Item 14 is submitted as a separate section of this report.

(a)(3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E-__ are submitted as a separate section of this report.

                An 8-K (dated September 25, 1997) was filed on October 10, 1997 reporting the Company's engagement of Lehman Brothers to assist the Company in assessing strategic alternatives.

                An 8-K (dated November 12, 1997) was filed on November 14, 1997 reporting the Company's agreement to merge with Prime.

                An 8-K (dated December 12, 1997) was filed on December 10, 1997 reporting a purported shareholder's class action lawsuit filed against the Company.

(c)             See Item 14(a) (3) above.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



Dated:  March 31, 1998                          HORIZON GROUP, INC.

                                                By:    /s/ James S. Wassel
                                                     --------------------------
                                                Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     SIGNATURE                     TITLE                      DATE
--------------------     --------------------------------  ----------------

/s/ Norman Perlmutter     Director and Chairman of the      March 31, 1998
------------------------  Board of Directors
 Norman Perlmutter

                          Director, President and Chief     March 31, 1998
/s/ James S. Wassel       Executive Officer
------------------------  (Principal Executive Officer
  James S. Wassel         and Principal Financial Officer)

/s/ Douglas Crocker II    Director                          March 31, 1998
------------------------
 Douglas Crocker II

/s/ William P. Dickey     Director                          March 31, 1998
------------------------
 William P. Dickey

/s/ Norman R. Higo        Director                          March 31, 1998
------------------------
   Norman R. Higo

/s/ Ronald L. Piasecki    Director                          March 31, 1998
------------------------
 Ronald L. Piasecki

/s/ Robert D. Perlmutter  Director                          March 31, 1998
------------------------
 Robert D. Perlmutter

/s/ Martin Sherman        Director                          March 31, 1998
------------------------
   Martin Sherman

/s/ Richard D. Stewart    Assistant Controller              March 31, 1998
------------------------  (Principal Accounting Officer)
 Richard D. Stewart

FORM 10-K - ITEM 14(a)(1) AND (2)

                              HORIZON GROUP, INC.

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     The following financial statements of Horizon Group, Inc., included in the annual report of the registrant to its shareholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations for the years ended December 31, 1997,
1996 and 1995 ..................................................................

Consolidated Balance Sheets as of December 31, 1997 and 1996 ...................

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
1996 and 1995 ..................................................................

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1997, 1996 and 1995 ...............................................

Notes to Consolidated Financial Statements .....................................

Report of Independent Auditors .................................................

     The following financial statement schedule of Horizon Group, Inc. is included in Item 14(d):

Schedule III - Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                             HORIZON GROUP, INC.

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1997



                                                                         COSTS CAPITALIZED
                                                                           SUBSEQUENT TO
                                                                      INITIAL DEVELOPMENT OF
                             INITIAL COST TO COMPANY(A)                   ACQUISITION(B)
                     -----------------------------------------    -----------------------------
                                                 BUILDINGS AND                    BUILDINGS AND
                     ENCUMBRANCE       LAND      IMPROVEMENTS           LAND       IMPROVEMENTS
                     -----------       ----      -------------          ----       ------------
Bellport            $ 12,643,100   $    460,700   $ 16,036,400    $    355,800    $    318,500
Birch Run             54,751,600      3,439,900     39,671,400       3,423,000      32,215,100
Burlington            13,117,300      3,568,200     21,629,200              --         178,100
Calhoun               16,410,500      3,292,100     19,862,700         439,000       6,067,900
Conroe                18,179,000      2,100,900     37,483,100              --         218,000
Dry Ridge              1,572,300        995,900      8,627,500          (1,700)     (5,567,500)
Edinburgh             17,197,900        988,300     11,314,700          46,400      16,077,900
Finger Lakes                  --        594,400     27,010,000             900      15,648,600
Fremont               14,200,900      2,434,800     10,268,700              --       9,072,200
Gilroy                65,248,800     11,283,400     61,998,500       6,580,200       7,588,900
Hillsboro             28,318,900      6,397,700     44,761,100          50,100       3,850,100
Holland                3,242,800        791,600     12,265,800           3,100      (6,841,800)
Jeffersonville        20,165,800      1,629,700     37,073,300           1,900         830,600
Kenosha               22,242,500      6,299,100     34,658,100           5,100       1,758,800
Lake Elsinore         29,312,600     19,404,900     43,393,400        (234,500)      6,047,900
Laughlin              13,855,500             --     43,571,500              --           1,600
Lee                   20,341,000      8,232,400     33,241,900              --              --
Medford                9,138,800        269,600     18,586,100         144,400         356,300
Michigan City         42,352,800      3,796,200     37,359,700          43,400      12,774,400
Monroe                 8,450,900        815,000     17,982,900         225,800       1,936,800
Muskegon               8,844,000      3,538,300     22,346,900         225,900       1,094,700
Oshkosh               14,200,900        644,800     11,452,800              --       4,987,100
Perryville             9,741,100      3,151,100     16,870,000        (136,200)       (318,900)
Pismo Beach           11,725,000      8,774,900     16,255,100            (100)        253,800
Queenstown            17,289,400      3,455,300     28,620,000            (900)        358,300
Sealy                 10,612,800        827,400     13,454,700          18,100       4,169,500




                          GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                        -----------------------------------------------------
                                   BUILDINGS AND                  ACCUMULATED      DATE OF         DATE
                         LAND       IMPROVEMENTS      TOTAL      DEPRECIATION    CONSTRUCTION    ACQUIRED
                         ----      -------------    -------      ------------    ------------    --------
Bellport            $    816,500   $ 16,354,900   $ 17,171,400    $  2,072,400      1992          1995
Birch Run              6,862,900     71,886,500     78,749,400       9,038,100      1986          1995
Burlington             3,568,200     21,807,300     25,375,500       1,948,400      1989          1995
Calhoun                3,731,100     25,930,600     29,661,700       2,156,800      1992          1995
Conroe                 2,100,900     37,701,100     39,802,000       3,536,500      1992          1995
Dry Ridge                994,200      3,060,000      4,054,200              --      1991          1995
Edinburgh              1,034,700     27,392,600     28,427,300       4,816,200      1989            --
Finger Lakes             595,300     42,658,600     43,253,900       1,532,400      1995          1995
Fremont                2,434,800     19,340,900     21,775,700       2,704,900      1985            --
Gilroy                17,863,600     69,587,400     87,451,000       5,225,900      1992          1993
Hillsboro              6,447,800     48,611,200     55,059,000       4,350,400      1989          1995
Holland                  794,700      5,424,000      6,218,700         297,300      1988          1995
Jeffersonville         1,631,600     37,903,900     39,535,500       3,444,700      1993          1995
Kenosha                6,304,200     36,416,900     42,721,100       3,239,200      1988          1995
Lake Elsinore         19,170,400     49,441,300     68,611,700       4,316,600      1991          1995
Laughlin                      --     43,573,100     43,573,100          71,600      1996            --
Lee                    8,232,400     33,241,900     41,474,300          59,000      1996            --
Medford                  414,000     18,942,400     19,356,400       2,345,600      1991          1995
Michigan City          3,839,600     50,134,100     53,973,700       6,398,600      1987          1993
Monroe                 1,040,800     19,919,700     20,960,500       5,829,800      1987            --
Muskegon               3,764,200     23,441,600     27,205,800       1,272,100      1995            --
Oshkosh                  644,800     16,439,900     17,084,700       4,159,200      1989            --
Perryville             3,014,900     16,551,100     19,566,000       1,800,000      1990          1995
Pismo Beach            8,774,800     16,508,900     25,283,700       1,683,600      1994          1995
Queenstown             3,454,400     28,978,300     32,432,700       2,501,200      1989          1995
Sealy                    845,500     17,624,200     18,469,700       1,316,100      1995          1995


                              HORIZON GROUP, INC.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997


                                                                     COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                  INITIAL DEVELOPMENT OF
                           INITIAL COST TO COMPANY (A)                ACQUISITION (B)
                --------------------------------------------    --------------------------
                                               BUILDINGS AND                 BUILDINGS AND
                 ENCUMBRANCE       LAND        IMPROVEMENTS       LAND       IMPROVEMENTS
                ------------   ------------   --------------    ---------    -------------
Silverthorne    $ 27,121,500   $  9,048,200   $ 36,000,000    $       200    $    251,500
Somerset           4,422,000      1,750,000     16,460,300             --         237,100
Tracy             12,023,100      4,655,100     18,087,200      1,509,000          (1,000)
Traverse City      2,554,900        675,600      7,976,000             --      (5,000,500)
Tulare             8,156,000      3,330,900     16,188,000        416,200       1,752,600
Vero Beach        26,798,300      2,707,800     18,915,400           (100)     10,198,300
Warrenton         11,595,400      1,982,500     14,760,800          8,300       5,750,400
Williamsburg      24,033,300     10,086,500     27,728,200       (551,100)      7,327,000
Woodbury          17,865,500      1,139,900      8,992,400             --       8,818,900
Miscellaneous      8,371,000         42,500      5,445,600          5,700       4,421,100
                ------------   ------------   ------------    -----------    ------------
                $626,097,200   $132,605,600   $856,349,400    $12,577,900    $146,832,300
                ============   ============   ============    ===========    ============

                       GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                 --------------------------------------------------------------
                                  BUILDINGS AND                      ACCUMULATED      DATE OF         DATE
                    LAND          IMPROVEMENTS         TOTAL         DEPRECIATION   CONSTRUCTION    ACQUIRED
                 -----------      -------------   --------------    -------------   ------------    --------
Silverthorne    $  9,048,400     $   36,251,500   $   45,299,900     $ 3,176,800       1988           1995
Somerset           1,750,000         16,697,400       18,447,400       2,375,900       1990           1993
Tracy              6,164,100         18,086,200       24,250,300       1,811,100       1994           1995
Traverse City        675,600          2,975,500        3,651,100          29,800       1990             --
Tulare             3,747,100         17,940,600       21,687,700         658,300       1995             --
Vero Beach         2,707,700         29,113,700       31,821,400       3,461,600       1994             --
Warrenton          1,990,800         20,511,200       22,502,000       1,688,900       1993           1995
Williamsburg       9,535,400         35,055,200       44,590,600       2,895,700       1988           1995
Woodbury           1,139,900         17,811,300       18,951,200       2,764,100       1992             --
Miscellaneous         48,200          9,866,700        9,914,900       2,065,200       1995             --
                ------------     --------------   --------------     -----------
                $145,183,500     $1,003,181,700   $1,148,365,200     $97,044,000
                ============     ==============   ==============     ===========





         Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:

                  Buildings                 31.5 years
                  Improvements      Shorter of 10 years or useful life

         The aggregate gross cost of property included above for federal income tax purposes approximated $860.0 million as of December 31, 1997.

         Notes:

         (a) The Initial Cost amounts for assets purchased in the merger with McArthur/Glen have been restated to reflect refinements in the purchase price adjustments.

         (b) Includes adjustments for the impairment of long-lived assets on Dry Ridge, Holland, New Mexico, Traverse City and Hawaii.

                              HORIZON GROUP, INC.

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION CONTINUED
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1997


1.   RECONCILIATION OF REAL ESTATE PROPERTIES:

     The following table reconciles the Real Estate Properties from January 1, 1995 to December 31, 1997:


                                                          YEAR ENDED DECEMBER 31,
                                                 1997                 1996                  1995
                                            --------------       --------------         --------------
Balance, Beginning of Period                $1,073,490,500       $1,059,960,400           $305,987,300
 Additions during Period
  Development of New Projects                   22,910,900           49,997,800             79,253,400
  Improvements of Existing Properties           21,776,100           42,372,300             73,668,900
  Acquisitions                                  38,520,000                    -            601,050,800
  Retirements                                   (8,361,900)          (1,115,000)                     -
  Write Down to Net Book Value (c)                       -           (6,997,000)                     -
  Transfer of Assets Held for Sale               3,707,500          (23,754,000)                     -
  Write-off of Impaired Properties              (3,677,900)         (46,974,000)                     -
                                            --------------       --------------         --------------
Balance, End of Period                      $1,148,365,200       $1,073,490,500         $1,059,960,400
                                            ==============       ==============         ==============

     The following table reconciles the accumulated depreciation from January 1, 1995 to December 31, 1997:



                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------
                                           1997             1996               1995
                                      --------------  -----------------  -----------------
Balance, Beginning of Period            $65,491,000        $37,838,900        $18,154,300
 Additions during Period
   Depreciation                          38,892,100         34,819,400         19,684,600
   Write Down to Net Book Value (c)               -         (6,997,000)                 -
 Retirements During Period               (7,339,100)          (170,300)                 -
                                       ------------        -----------        -----------
Balance, End of Period                 $ 97,044,000        $65,491,000        $37,838,900
                                       ============        ===========        ===========

   (c) The cost basis of the impaired assets held for sale have been adjusted to reflect the write-off of accumulated depreciation.

                                 EXHIBIT INDEX
                                 -------------

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

10.6 Amended and Restated 1993 Stock Option Plan [Incorporated by reference to Exhibit 10.29 to Registration Statement No.
     33-68420]

10.7 Employee Stock Bonus Arrangement Agreement [Incorporated by reference to Exhibit 10.30 to Registration Statement No.
     33-68420]

EXHIBIT NO.             DESCRIPTION
-----------             -----------

10.8 Form of Indemnification Agreement by and between the Company and each of the Executive Officers and Directors of the Company [Incorporated by reference to Exhibit 10.34 to Registration Statement No. 33-68420]

10.8   Loan Agreement, dated as of June 30, 1997, between HGL
       Outlet Associates and Third Horizon Group Limited Partnership and Lehman Brothers Realty Corporation [Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated June 30, 1997 (SEC File No.
       1-12424)]

10.10 Option Agreement by and among Court Concept Associates, Inc., Jeffrey A. Kerr and the Company [Incorporated by reference to Exhibit 10.41 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1994 (SEC File No. 1-12494)]

10.11  Horizon Outlet Centers, Inc. Profit Sharing/401(k) Plan
       [Incorporated by reference to Exhibit 10.42 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1994 (SEC File No. 1-12494)]

10.12 Consulting and Non-Competition Agreement by and among McArthur/Glen Realty Corp., McG Outlet Centers Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet Centers Limited Partnership, Cheryl McArthur and upon its formation, Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995 [Incorporated by reference to Exhibit (10)(d) to the Company's current report on Form 8-K dated March 16, 1995 (SEC File No. 1-12424)]

10.13 Termination of Employment Agreement by and among McArthur/Glen Realty Corp., McG Outlet Centers Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet Centers Limited Partnership, Cheryl McArthur and upon its formation, Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995 [Incorporated by reference to Exhibit (10)(e) to the Company's current report on Form 8-K dated March 16, 1995 (SEC File No. 1-12424)]

10.14 Amendment No. 1 to Consulting and Non-Competition Agreement by and between McArthur/Glen Realty Corp., McG Outlet Centers

EXHIBIT NO.             DESCRIPTION
-----------             -----------

         Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet Centers Limited Partnership, Cheryl McArthur and Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995 [Incorporated by reference to Exhibit 2.3.1 to Registration Statement No. 33-91236]

10.15 Agreement dated as of May 15, 1995 by and between McArthur/Glen Realty Corp., McG Outlet Centers Limited Partnership, Horizon Outlet Centers, Inc., Horizon Outlet Centers Limited Partnership, Cheryl McArthur and Horizon/Glen Outlet Centers Limited Partnership [Incorporated by reference to Exhibit 10(a) to the Company's current report on Form 8-K dated May 16, 1995 (SEC File No. 1-12424)]

10.16    Form of Employment Agreement by and between HGI Realty,
         Inc., Horizon/Glen Outlet Centers Limited Partnership and James S. Harris [Incorporated by reference to Exhibit 2.8.6 to Registration Statement 33-91236]

10.27    Bonus Agreement by and between Horizon Group, Inc.,
         Horizon/Glen Outlet Centers Limited Partnership and Richard
         A. Phillips [Incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1996 (SEC File No. 1-12424)]

10.28    Consulting Agreement dated as of January 1, 1996 among M &
         S Advisor Group, Inc., Martin Sherman and HGI Realty, Inc. [Incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1995 (SEC File No. 1-12424)]

10.29    Agreement with Jeffrey A. Kerr dated April 11, 1997
         [Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 1-12424)]

10.30 Employment Agreement with James S. Wassel [Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 1-12424)]

EXHIBIT NO.             DESCRIPTION
-----------             -----------

10.31      1997 Stock Option Plan

10.32      Employment Letter to Stephen J. Moore dated April 24, 1997

10.33      Employment Letter to Paul Comarato dated July 23, 1997


10.34      Agreement with Norman Perlmutter dated as of October 23, 1997

10.35      Bonus grant to Ronald L. Piasecki

10.36      Agreement with Stephen J. Moore dated as of November 12,1997

10.37      Agreement with Paul Comarato dated as of November 12, 1997

10.38 Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., Horizon Group Properties, Inc., Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998
           [Incorporated by reference to Exhibit (10)(a) to the Company's current report on Form 8-K dated February 1,
           1998 (SEC File No. 1-12424)]

10.39 Agreement by and among Prime Retail, Inc., Horizon Group, Inc., Mr. David H. Murdoch and Pacific Holding Company dated as of February 1, 1998 [Incorporated by reference to Exhibit
           (10)(b) to the Company's current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424)]

10.40      Contribution Agreement by and among Castle & Cooke
           Commercial-CA, Inc., Castle & Cooke Retail, Inc. and
           Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 [Incorporated by reference to Exhibit
           (10)(c) to the Company's current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424)]

13         Annual Report to Shareholders for the fiscal year ended
           December 31, 1996

21         Subsidiaries of the Company

EXHIBIT NO.             DESCRIPTION
-----------             -----------

23        Consent of Independent Auditors

24        Powers of Attorney

27.1      Financial Data Schedule