Form 10-K405/A
period 1997-12-31
HORIZON GROUP INC
filed 1998-05-12
CIK 911645

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                           -------------------------


                                  FORM 10-K/A



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF


                      THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                                AMENDMENT NO. 1



                              HORIZON GROUP, INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               MICHIGAN                                1-12424                                38-2559212
              (State of                            (Commission File                        (I.R.S. Employer
            incorporation)                             Number)                           Identification No.)




                5000 HAKES DRIVE, NORTON SHORES, MICHIGAN  49441


     (Address of principal executive office)                    (Zip Code)



       Registrant's telephone number, including area code: (616) 798-9100


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


     On April 1, 1998, the Company consummated an agreement with Castle & Cooke Properties, Inc. which released the Company from its obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project, released the Company from all post-closing obligations under the lease, which expires in 2045, in exchange for the Company's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that the Company transfer to such joint venture substantially all of the Company's economic interest in its outlet center in Lake Elsinore, California together with vacant property located adjacent to the center. The Company expects to record a net loss of $30.0 million to reflect the transfer of the economic interest in this property. The Company holds a small minority interest in the joint venture but has no obligation or commitment with respect to the operations of the Dole Cannery project following the closing.


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

     SEASONALITY -- The Company's revenues are primarily derived from long-term leases with five to ten year terms. Accordingly, the Company's revenues are not significantly affected by seasonal factors. The Company does, however, generate a small amount of additional revenue, primarily from temporary tenant income, in the fourth quarter resulting from the holiday season. Revenues in the fourth quarter of 1997 also include $3.0 million from the acceleration of revenue from a two year lease of its New Mexico outlet center that was terminated early. Revenues for each quarter of 1997 and 1996 are as follows (in thousands):


              QUARTER ENDED                   FISCAL 1997    FISCAL 1996
              -------------                   -----------    -----------
March 31..................................      $37,303        $37,004
June 30...................................       37,281         37,215
September 30..............................       38,023         38,651
December 31...............................       43,119         40,916


     FINANCING -- In 1997, the Company financed its operations, expansions and development with undistributed cash flow, bank or other borrowings from institutional lenders and the issuance of equity securities. As of December 31, 1997, the Company had aggregate commitments under existing revolving lines of credit of $4.0 million. While the Company has additional availability under its loan agreements with its lenders, additional borrowings are effectively limited by the financial ratios the Company is required to maintain. As of December 31, 1997, the Company had a debt to total market capitalization (the aggregate of the market value of the Company's outstanding Common Stock, including Units exchangeable for Common Stock, and its long-term debt) ratio of approximately 67%.

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

     INVESTMENT POLICIES -- The Company may expand existing properties, develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

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

MANAGEMENT

     The executive officers of the Company, and their ages and positions as of December 31, 1997 were as follows:

                NAME                     AGE                            POSITION
                ----                     ---                            --------
James S. Wassel......................    47     Chief Executive Officer, President and Director
Paul Comarato........................    46     Vice President of Operations/Asset Management
James S. Harris......................    49     Vice President of Retail Strategies
Stephen J. Moore.....................    44     Senior Vice President of Marketing and Communications
Thomas A. Rumptz.....................    37     Vice President of Real Estate

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

     JAMES S. HARRIS. Mr. Harris currently serves as Vice President -- Retail Strategies of Horizon. Mr. Harris oversees the strategic merchandising efforts of Horizon. Mr. Harris joined Horizon in July 1995 in conjunction with Horizon's merger with and assimilation of McArthur/Glen, where Mr. Harris served as Vice President from November 1990 until he was appointed Chief Operating Officer in July 1993. Prior to his employment by McArthur/Glen, Mr. Harris spent six year managing and leasing regional shopping centers for the Taubman Company of Bloomfield Hills, Michigan.

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

ITEM 2 -- PROPERTIES

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

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT     GLA AS      GLA LEASED
               NAME AND                   EXPANSION/    OF 12/31/97     AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/97           CERTAIN TENANTS
          ------------------             -------------  -----------   ----------          ---------------
Bellport Outlet Center(1)..............   1992/1997        291,248       79.5%     Anne Klein, Bass, Corning/
Patchogue, New York                        3 Phases                                Revere, Dress Barn, Gap,
                                                                                   Jockey, Jones New York, Liz
                                                                                   Claiborne, London Fog,
                                                                                   Maidenform, Nike, Nine West,
                                                                                   OshKosh B'Gosh, Reebok, Van
                                                                                   Heusen, Vanity Fair
Outlets at Birch Run...................  1986/1996         720,983       97.3%     American Eagle, Ann Taylor,
Birch Run, Michigan                       18 Phases                                BOSE, Dansk, Eddie Bauer,
                                                                                   Espirt, Etienne Aigner, Fila,
                                                                                   Gap, Guess?, J. Crew, Lenox,
                                                                                   Levi's, Liz Claiborne,
                                                                                   Mikasa, Nautica, Nike, Nine
                                                                                   West, NordicTrack, Noritake,
                                                                                   OshKosh B'Gosh, Polo/Ralph
                                                                                   Lauren, Reebok, Sony,
                                                                                   Spiegel, Springmaid-Wamsutta,
                                                                                   Tommy Hilfiger, Van Heusen,
                                                                                   Vanity Fair, WestPoint
                                                                                   Stevens
Burlington Outlet Center...............   1989/1993        174,105       98.7%     Bass, Bugle Boy, Fila,
Burlington, Washington                     3 Phases                                Guess?, J. Crew, Jones New
                                                                                   York, Liz Claiborne,
                                                                                   Maidenform, Mikasa, Tommy
                                                                                   Hilfiger, Van Heusen
Calhoun Outlet Center..................   1992/1995        254,270       87.7%     Dress Barn, J. Crew, Jones
Calhoun, Georgia                           2 Phases                                New York, Liz Claiborne,
                                                                                   London Fog, Mikasa, Nike,
                                                                                   Nine West, OshKosh B'Gosh,
                                                                                   Springmaid-Wamsutta, Van
                                                                                   Heusen

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT     GLA AS      GLA LEASED
               NAME AND                   EXPANSION/    OF 12/31/97     AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/97           CERTAIN TENANTS
          ------------------             -------------  -----------   ----------          ---------------
Conroe Outlet Center...................   1992/1994        281,436       92.4%     Bass, Bugle Boy, Carter's
Conroe, Texas                              3 Phases                                Childrenswear,
                                                                                   Corning/Revere, Elisabeth,
                                                                                   Etienne Aigner, Fila, Guess?,
                                                                                   Jockey, Levi's, Liz
                                                                                   Claiborne, Mikasa, Nike, Nine
                                                                                   West, OshKosh B'Gosh,
                                                                                   Springmaid-Wamsutta, Van
                                                                                   Heusen
Dry Ridge Outlet Center................   1991/1994        117,980       71.3%     Guess?, Jones New York, Liz
Dry Ridge, Kentucky                        2 Phases                                Claiborne, Mikasa, Nike, Nine
                                                                                   West, Van Heusen, Westport
                                                                                   Ltd.
Horizon Outlet Center -- Edinburgh.....   1989/1995        298,068       92.3%     American Eagle, Ann Taylor,
Edinburgh, Indiana                         2 Phases                                Bugle Boy, Corning/Revere,
                                                                                   Dansk, Eddie Bauer, Esprit,
                                                                                   Florsheim, Jockey, Lenox,
                                                                                   Levi's, Nautica, OshKosh
                                                                                   B'Gosh, Tommy Hilfiger,
                                                                                   Spiegel, Van Heusen
Finger Lakes Outlet Center(2)..........   1995/1997        391,746       98.2%     Bass, BOSE, Brooks Brothers,
Waterloo, New York                         3 Phases                                Bugle Boy, Calvin Klein,
                                                                                   Coach, Dockers, Esprit,
                                                                                   Etienne Aigner, Fila,
                                                                                   Florsheim, Gap, J. Crew,
                                                                                   Jockey, Jones New York,
                                                                                   Levi's, Liz Claiborne, London
                                                                                   Fog, Mikasa, Nautica, Nine
                                                                                   West, OshKosh B'Gosh,
                                                                                   Polo/Ralph Lauren, Reebok,
                                                                                   Springmaid-Wamsutta, Van
                                                                                   Heusen, Vanity Fair,
                                                                                   Waterford Wedgwood
Horizon Outlet Center -- Fremont.......   1985/1994        229,029       93.3%     Ann Taylor, Bass, Bugle Boy,
Fremont, Indiana                           3 Phases                                Coach, Corning/Revere,
                                                                                   Florsheim, Jockey, Jones New
                                                                                   York, Levi's, London Fog,
                                                                                   Mikasa, Nautica, OshKosh
                                                                                   B'Gosh, Polo/Ralph Lauren,
                                                                                   Reebok, Tommy Hilfiger, Van
                                                                                   Heusen
Outlets at Gilroy......................   1990/1995        576,699       97.1%     Ann Taylor, Bass, BOSE,
Gilroy, California                         5 Phases                                Brooks Brothers, Esprit,
                                                                                   Etienne Aigner, Eddie Bauer,
                                                                                   Florsheim, Gap, Guess?, J.
                                                                                   Crew, Jones New York, Lenox,
                                                                                   Levi's, Liz Claiborne, London
                                                                                   Fog, Mikasa, Nike,
                                                                                   NordicTrack, Noritake,
                                                                                   OshKosh B'Gosh, Reebok, Reed
                                                                                   & Barton, Springmaid-
                                                                                   Wamsutta, Timberland, Van
                                                                                   Heusen, Vanity Fair

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT     GLA AS      GLA LEASED
               NAME AND                   EXPANSION/    OF 12/31/97     AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/97           CERTAIN TENANTS
          ------------------             -------------  -----------   ----------          ---------------
Southwest Outlet Center at Hillsboro...   1989/1995        359,255       98.7%     American Eagle, Corning/
Hillsboro, Texas                           3 Phases                                Revere, Eddie Bauer, Etienne
                                                                                   Aigner, Fila, Florsheim, Gap,
                                                                                   Guess?, J. Crew, Jockey,
                                                                                   Jones New York, Levi's, Liz
                                                                                   Claiborne, Mikasa, Nike, Nine
                                                                                   West, OshKosh B'Gosh, Reebok,
                                                                                   Springmaid-Wamsutta, Van
                                                                                   Heusen
Horizon Outlet Center -- Holland.......   1988/1990        185,769       72.8%     Bass, Bugle Boy, Carter's
Holland, Michigan                          2 Phases                                Childrenswear, Casual Corner,
                                                                                   Dress Barn, Eddie Bauer,
                                                                                   Florsheim, Jockey, Oneida,
                                                                                   Reebok, S&K Menswear, Van
                                                                                   Heusen
The Dole Cannery(3)....................  1996 4 Phases     254,999       40.5%     Big Dog Sportswear,
Honolulu, Hawaii                                                                   California Luggage, Dockers,
                                                                                   Leathermode, Levi's, 'Van's
Jeffersonville Outlet Center...........   1993/1994        314,102       82.3%     Anne Klein, BD Baggies, Bass,
Jeffersonville, Ohio                       3 Phases                                Big Dog Sportswear, Corning/
                                                                                   Revere, Dress Barn, Etienne
                                                                                   Aigner, Everything
                                                                                   Rubbermaid, Genuine Article,
                                                                                   Jones New York, Linen Barn,
                                                                                   Liz Claiborne, Maidenform,
                                                                                   Mikasa, Reebok, Spiegel, Van
                                                                                   Heusen
Lakeside Marketplace...................   1988/1991        268,736       97.0%     Anne Klein, Bass, Brooks
Kenosha, Wisconsin                         4 Phases                                Brothers, Dansk, Etienne
                                                                                   Aigner, Fila, Gap, Genuine
                                                                                   Article, J. Crew, Jones New
                                                                                   York, Liz Claiborne, London
                                                                                   Fog, Maidenform, Mikasa,
                                                                                   Nike, NordicTrack, Noritake,
                                                                                   Polo/ Ralph Lauren, Reebok,
                                                                                   Timberland, Van Heusen,
                                                                                   Woolrich
Lake Elsinore Outlet Center(3).........   1991/1995        368,785       90.9%     Bass, Bugle Boy, Corning/
Lake Elsinore, California                  4 Phases                                Revere, Esprit, Etienne
                                                                                   Aigner, Florsheim, Jockey,
                                                                                   Jones New York, Levi's, Liz
                                                                                   Claiborne, London Fog,
                                                                                   Maidenform, Mikasa, Nike,
                                                                                   Nine West, NordicTrack,
                                                                                   OshKosh B'Gosh, Reebok, Sony,
                                                                                   Van Heusen, Vanity Fair
Horizon Outlet Center -- Laughlin......      1996          258,312       79.2%     Bass, Big Dog Sportswear,
Laughlin, Nevada                                                                   Bugle Boy, Corning/Revere,
                                                                                   Dress Barn, Levi's, Linen
                                                                                   Barn, Maidenform, Mikasa,
                                                                                   OshKosh B'Gosh, Polo/Ralph
                                                                                   Lauren, Reebok, Van Heusen

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT     GLA AS      GLA LEASED
               NAME AND                   EXPANSION/    OF 12/31/97     AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/97           CERTAIN TENANTS
          ------------------             -------------  -----------   ----------          ---------------
Berkshire Outlet Village...............      1997          224,363       99.2%     Anne Klein, Coach, Dockers,
Lee, Massachusetts                                                                 Etienne Aigner, Fila, Gap,
                                                                                   Guess?, J. Crew, Johnston &
                                                                                   Murphy, Jones New York,
                                                                                   Levi's, Liz Claiborne,
                                                                                   Mikasa, Nautica, Polo/Ralph
                                                                                   Lauren, Reebok, Tommy
                                                                                   Hilfiger, Waterford Wedgewood
Medford Outlet Center..................   1991/1995        188,060       80.3%     American Eagle, Bass, Bugle
Medford, Minnesota                         2 Phases                                Boy, Casual Corner, Corning/
                                                                                   Revere, Dress Barn, Etienne
                                                                                   Aigner, Guess?, Levi's, Liz
                                                                                   Claiborne, Mikasa, Nike, Van
                                                                                   Heusen
Lighthouse Place.......................   1987/1997        490,915       98.1%     American Eagle, Ann Taylor,
Michigan City, Indiana                     7 Phases                                Anne Klein, Bass, Big Dog
                                                                                   Sportswear, Brooks Brothers,
                                                                                   Coach, Corning/Revere, Crate
                                                                                   & Barrel, Eddie Bauer,
                                                                                   Esprit, Etienne Aigner, Gap,
                                                                                   Guess?, J. Crew, Jockey,
                                                                                   Jones New York, Lenox,
                                                                                   Levi's, Liz Claiborne, London
                                                                                   Fog, Mikasa, Nautica, Nine
                                                                                   West, NordicTrack, OshKosh
                                                                                   B'Gosh, Polo/Ralph Lauren,
                                                                                   Reebok, Spiegel, Timberland,
                                                                                   Tommy Hilfiger, Van Heusen
Horizon Outlet Center -- Monroe........   1987/1989        230,139       87.3%     Bass, Bugle Boy, Carter's
Monroe, Michigan                           2 Phases                                Childrenswear, Casual Corner,
                                                                                   Corning/Revere, Dress Barn,
                                                                                   Hit or Miss, Levi's, Mikasa,
                                                                                   Nike, Van Heusen, WestPoint
                                                                                   Stevens
Lakeshore Marketplace..................      1995          360,592       74.3%     Barnes & Noble, Ben Franklin,
Norton Shores, Michigan                                                            Di's Hallmark, Dunham's
                                                                                   Sporting Goods,
                                                                                   Elder-Beerman, Great Party,
                                                                                   Old Navy, TJ Maxx, Toys 'R'
                                                                                   Us
Horizon Outlet Center -- Oshkosh.......   1989/1991        259,443       85.4%     Bass, Bugle Boy, Dansk, Eddie
Oshkosh, Wisconsin                         2 Phases                                Bauer, Florsheim, Jockey,
                                                                                   Jones New York, Land's End,
                                                                                   Lenox, Levi's, London Fog,
                                                                                   Nautica, OshKosh B'Gosh,
                                                                                   Polo/Ralph Lauren, Tommy
                                                                                   Hilfiger, Van Heusen
Perryville Outlet Center...............      1990          148,134       93.9%     Bass, Dan River, Elisabeth,
Perryville, Maryland                                                               Etienne Aigner, Florsheim,
                                                                                   Jones New York, Liz
                                                                                   Claiborne, Mikasa, Nike, Van
                                                                                   Heusen
Pismo Beach Outlet Center..............      1994          147,576       98.0%     Anne Klein, Bass, Big Dog
Pismo Beach, California                                                            Sportswear, Florsheim,
                                                                                   Jockey, Jones New York,
                                                                                   Levi's, London Fog,
                                                                                   Maidenform, Mikasa, Nine
                                                                                   West, Tommy Hilfiger, Van
                                                                                   Heusen

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT     GLA AS      GLA LEASED
               NAME AND                   EXPANSION/    OF 12/31/97     AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/97           CERTAIN TENANTS
          ------------------             -------------  -----------   ----------          ---------------
Chesapeake Village at Queenstown.......   1989/1993        220,415      100.0%     Big Dog Sportswear, Brooks
Queenstown, Maryland                       5 Phases                                Brothers, Corning/Revere,
                                                                                   Dockers, Etienne Aigner,
                                                                                   Guess?, Jones New York,
                                                                                   Lenox, Levi's, Liz Claiborne,
                                                                                   Nike, Nine West, Springmaid-
                                                                                   Wamsutta, St. John Knits, Van
                                                                                   Heusen, Vanity Fair
Sealy Outlet Center....................   1995/1996        191,865       90.1%     Bass, Bugle Boy, Dress Barn,
Sealy, Texas                               2 Phases                                Florsheim, J. Crew, Jockey,
                                                                                   Jones New York, Liz
                                                                                   Claiborne, Mikasa, Nine West,
                                                                                   OshKosh B'Gosh, Reebok,
                                                                                   Spiegel, Springmaid-Wamsutta,
                                                                                   Van Heusen
Silverthorne Factory Stores............   1988/1993        257,470       92.9%     American Eagle, Anne Klein,
Silverthorne, Colorado                     3 Phases                                Bass, Big Dog Sportswear,
                                                                                   Dansk, Eddie Bauer, Fila,
                                                                                   Gap, Genuine Article, J.
                                                                                   Crew, Jones New York, Liz
                                                                                   Claiborne, London Fog,
                                                                                   Maidenform, Mikasa, Nike,
                                                                                   Nine West, Tommy Hilfiger,
                                                                                   Van Heusen
Horizon Outlet Center..................      1990          199,962       80.0%     Bass, Brooks Brothers, Bugle
-- Somerset                                                                        Boy, Casual Corner, Corning/
Somerset, Pennsylvania                                                             Revere, Dress Barn, Jones New
                                                                                   York, Levi's, Mikasa, Polo/
                                                                                   Ralph Lauren, S&K Menswear,
                                                                                   Van Heusen
Tracy Outlet Center....................      1994          153,000       94.5%     Anne Klein, Big Dog
Tracy, California                                                                  Sportswear, Casual Corner,
                                                                                   Corning/Revere, Fila, Jones
                                                                                   New York, Levi's,
                                                                                   Leathermode, Liz Claiborne,
                                                                                   Mikasa, Nine West, OshKosh
                                                                                   B'Gosh, Reebok, Sony
Horizon Outlet Center --...............   1990/1996        147,455       71.5%     Bass, Bugle Boy, Carter's
Traverse City                              2 Phases                                Childrenswear,
Traverse City, Michigan                                                            Corning/Revere, Dansk,
                                                                                   Levi's, London Fog, S&K
                                                                                   Menswear, Van Heusen
Horizon Outlet Center..................      1995          139,433       83.7%     Bass, Big Dog Sportswear,
-- Tulare                                                                          Corning/Revere, Jones New
Tulare, California                                                                 York, Linen Barn, Maidenform,
                                                                                   Mikasa, Polo/Ralph Lauren,
                                                                                   Reebok, Van Heusen
Horizon Outlet Center..................   1994/1995        323,463       94.4%     Ann Taylor, Anne Klein, Big
-- Vero Beach                              2 Phases                                Dog Sportswear, BOSE, Bugle
Vero Beach, Florida                                                                Boy, Dansk, Etienne Aigner,
                                                                                   Jockey, Jones New York,
                                                                                   Levi's, Liz Claiborne, London
                                                                                   Fog, Mikasa, Nautica, Nine
                                                                                   West, Polo/Ralph Lauren,
                                                                                   Reebok, Reed & Barton,
                                                                                   Spiegel, Springmaid-Wamsutta,
                                                                                   Timberland, Van Heusen

                                            YEAR OF        TOTAL
                                           OPENING/     APPROXIMATE   PERCENTAGE
                                          MOST RECENT     GLA AS      GLA LEASED
               NAME AND                   EXPANSION/    OF 12/31/97     AS OF
          LOCATION OF CENTER             NO. OF PHASES   (SQ. FT.)     12/31/97           CERTAIN TENANTS
          ------------------             -------------  -----------   ----------          ---------------
Warrenton Outlet Center................   1993/1995        200,363       81.7%     Bass, Corning/Revere, Jockey,
Warrenton, Missouri                        2 Phases                                Jones New York, Levi's, Linen
                                                                                   Barn, Liz Claiborne, Mikasa,
                                                                                   Nike, Nine West, Van Heusen
Berkeley Commons.......................   1988/1995        274,565      100.0%     American Eagle, Anne Klein,
Outlet Center                              4 Phases                                Bass, BOSE, Brooks Brothers,
Williamsburg, Virginia                                                             Coach, Eddie Bauer, Etienne
                                                                                   Aigner, Guess?, J. Crew,
                                                                                   Jones New York, Liz
                                                                                   Claiborne, Lladro, Mikasa,
                                                                                   Nautica, Nike, Nine West,
                                                                                   NordicTrack, OshKosh B'Gosh,
                                                                                   Reebok, Timberland, Tommy
                                                                                   Hilfiger, Van Heusen,
                                                                                   Waterford Wedgewood
Horizon Outlet Center..................   1992/1994        249,208       92.6%     American Eagle, Big Dog
Woodbury                                   3 Phases                                Sportswear, Bugle Boy, Casual
Woodbury, Minnesota                                                                Corner, Corning/Revere, Eddie
                                                                                   Bauer, Fila, Levi's, Reebok,
                                                                                   Spiegel, Van Heusen,
                                                                                   WestPoint Stevens
New Mexico Outlet Center(4)............      1993          155,170
Algodones, New Mexico                       1 Phase
                                                         ---------      -----
TOTAL HORIZON PORTFOLIO                                  9,907,113       89.4%
                                                         =========      =====

-------------------------
(1) Owned by a partnership in which the Company has an interest.
(2) Owned by a joint venture with an institutional investor.
(3) Subject to an agreement with Castle & Cooke, See "Business Developments".
(4) As of January 31, 1998, the center was unoccupied and held for sale. See note 3 to the Consolidated Financial Statements.

EXECUTIVE OFFICES

     The Company owns its 35,000 square foot executive offices in Norton Shores, Michigan.

STATE INFORMATION

     The following table indicates, as of December 31, 1997, certain information regarding the outlet centers presented by state.


                                                                                  PERCENTAGE
                                                                                    OF GLA
                                                                 PERCENTAGE       LEASED ON           TOTAL
                                  NUMBER OF       TOTAL GLA       OF TOTAL       DECEMBER 31,        OCCUPIED
             STATE                PROPERTIES      (SQ. FT.)         GLA              1997           BASE RENT
             -----                ----------      ---------      ----------      ------------       ---------
California......................       5          1,385,493         14.0%            93.9%         $ 22,706,178
Colorado........................       1            257,470          2.6             92.9             3,937,864
Florida.........................       1            323,463          3.3             94.4             4,125,131
Georgia.........................       1            254,270          2.6             87.7             2,852,791
Hawaii..........................       1            254,999          2.6             40.5               723,616
Indiana.........................       3          1,018,012         10.3             95.3            12,549,876
Kentucky........................       1            117,980          1.2             71.3               545,725
Maryland........................       2            368,549          3.7             97.6             5,059,763
Massachusetts...................       1            224,363          2.3             99.2             3,745,012
Michigan........................       5          1,644,938         16.6             85.8            15,353,883
Minnesota.......................       2            437,268          4.4             87.3             4,221,059
Missouri........................       1            200,363          2.0             81.7             2,026,827
Nevada..........................       1            258,312          2.6             79.2             3,016,854
New Mexico......................       1            155,170          1.5               --                    --
New York........................       2            682,994          6.9             90.2             9,069,950
Ohio............................       1            314,102          3.2             82.3             3,035,163
Pennsylvania....................       1            199,962          2.0             80.0             1,363,240
Texas...........................       3            832,556          8.4             94.6            10,226,495
Virginia........................       1            274,565          2.8            100.0             4,730,477
Washington......................       1            174,105          1.7             98.7             2,192,176
Wisconsin.......................       2            528,179          5.3             91.3             6,466,519
                                      --          ---------        ------           ------         ------------
Total...........................      37          9,907,113        100.0%            89.4%         $117,948,599
                                      ==          =========        ======           ======         ============


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

     The following table sets forth certain information with respect to each tenant which individually accounts for more than 2% of the Company's total base rental revenues or total occupied GLA for the year ended December 31, 1997 and to all other tenants as a group:

                                                                                              PERCENTAGE OF
                                        NUMBER     OCCUPIED    TOTAL ANNUAL   PERCENTAGE OF    BASE RENTAL
               TENANT                  OF STORES   GLA (SF)     BASE RENT     GLA OCCUPIED       INCOME
               ------                  ---------   --------    ------------   -------------   -------------
Phillips-Van Heusen Retail
  Division...........................      123       576,174    $8,142,269        6.7%             6.6%
Spiegel, Inc. .......................       18       283,477     3,000,148        3.3              2.4
LCI Holdings, Inc. ..................       31       271,413     2,821,250        3.2              2.3
Dress Barn, Inc. ....................       34       220,942     3,320,674        2.6              2.7
Sara Lee Corporation.................       65       214,043     2,971,922        2.5              2.4
Mikasa, Inc. ........................       27       208,647     2,543,044        2.4              2.1
Brown Retail Group, Inc. ............       46       204,706     3,041,900        2.4              2.5
Melru Corporation....................       59       182,090     2,979,331        2.1              2.4
Reebok International Ltd. ...........       21       176,086     2,193,448        2.0              1.8
Other................................    1,664     6,253,792    91,468,013       72.8             74.8

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

     The following table sets forth, as of December 31, 1997, tenant lease expirations for the next ten years at the Company's outlet centers (assuming that none of the tenants exercises any renewal option):


                      YEAR ENDING                                           APPROXIMATE       ANNUAL
                      DECEMBER 31,                          # OF LEASES    GLA (SQ. FT.)     BASE RENT
                      ------------                          -----------    -------------     ---------
1998....................................................        263            805,337      $11,233,077
1999....................................................        318          1,056,048       16,302,012
2000....................................................        388          1,331,800       20,602,713
2001....................................................        346          1,281,811       20,215,217
2002....................................................        341          1,288,618       20,066,706
2003....................................................         90            498,550        6,862,590
2004....................................................         71            379,366        5,452,987
2005....................................................         49            374,102        4,306,609
2006....................................................         41            412,316        4,122,149
2007....................................................         23            172,164        1,948,703

MORTGAGE DEBT

     The following table sets forth, as of December 31, 1997, certain information regarding the mortgages currently encumbering the Company's outlet centers.


                                                                                                    ESTIMATED
                                                     12/31/97                                        BALLOON
                                     ANNUAL         PRINCIPAL      ANNUAL DEBT      MATURITY         PAYMENT
           PROPERTY               INTEREST RATE      BALANCE         SERVICE          DATE         AT MATURITY
           --------               -------------     ---------      -----------      --------       -----------
Perryville, MD................       8.625%        $  9,741,064    $   976,400           Nov-05       8,223,900
Bellport, NY..................       10.25           10,891,034      1,284,000           Jun-18
Edinburgh, IN.................        9.50            6,985,835        754,900           Jun-01       6,619,300
Edinburgh, IN.................        9.50           10,212,077      1,088,800           May-01       9,748,900
Birch Run, MI.................        9.50           22,363,938      2,411,400           Jun-02      20,797,500
Birch Run, MI.................        9.50            4,861,727        524,200           Jun-02       4,521,200
Birch Run, MI.................        9.50           17,502,221      1,887,200           Jun-02      16,276,300
Birch Run, MI.................        9.50           10,471,570      1,111,300           Jun-01      10,003,600
Williamsburg, VA..............        8.75           14,004,323      1,633,100           Nov-00      12,698,700
Williamsburg, VA..............        8.25            9,759,024      1,022,500           Oct-00       9,090,600
Vero Beach, FL................       7.875           26,798,254      2,528,900           Nov-05      22,284,000
Woodbury, MN..................       7.875           17,865,503      1,685,900           Nov-05      14,856,000
Conroe, TX....................        9.40            6,794,610        794,200           May-02       5,966,900
Conroe, TX....................        9.40            1,900,601        222,100           May-02       1,669,100
Conroe, TX....................        9.40            8,695,210      1,016,300           May-02       7,636,000
Jeffersonville, OH............        9.40            7,459,827        871,900           May-02       6,551,000
Jeffersonville, OH............        9.40            9,645,511      1,127,400           May-02       8,470,500
Jeffersonville, OH............        9.40            2,185,684        255,500           May-02       1,919,400
First Horizon.................        8.57           63,761,603      6,319,700           Mar-06      54,458,700
  Burlington, WA..............
  Fremont, IN.................
  Kenosha, WI.................
  Oshkosh, WI.................
Second Horizon................        9.06           98,668,991      9,639,400           Oct-06      90,933,800
  Hillsboro, TX...............
  Lake Elsinore, CA...........
  Pismo Beach, CA.............
  Queenstown, MD..............
  Tracy, CA...................
Third Horizon.................    LIBOR + 1.75      244,195,696      8,109,500           Jul-99     244,195,696
  Calhoun, GA.................
  Dry Ridge, KY...............
  Gilroy, CA..................
  Holland, MI.................
  Laughlin, NV................
  Lee, MA.....................
  Medford, MN.................
  Michigan City, IN...........
  Monroe, MI..................
  Norton Shores, MI...........
  Sealy, TX...................
  Silverthorne, CO............
  Somerset, PA................
  Traverse City, MI...........
  Tulare, CA..................
  Warrenton, MO...............
Third Horizon.................    LIBOR + 2.25        9,724,304        200,800           Jul-99       9,724,304
Other.........................     6.90-10.0          7,259,783        883,000    Aug-00-Dec-02       3,159,431
                                                   ------------    -----------                     ------------
                                                   $621,748,390    $46,348,400                     $569,804,831
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


     In 1996, the Company formed a venture (the "Venture") with a pension fund (the "Fund") advised by Heitman Capital Management. The Company contributed a 325,000 square foot center in the Finger Lakes region of New York in 1996 and a 67,000 square foot expansion in 1997 to the Venture. In exchange for the contribution, the Company received $34.9 million and $7.6 million in cash in 1996 and 1997, respectively, and a 50% interest in the Venture. The Fund contributed, concurrent with the Company's contribution of property, $34.9 million and $7.6 million in cash in 1996 and 1997, respectively, in return for a $38.2 million preferred equity position that earns a 9.6% return on the outstanding balance and a 50% ownership in the Venture. The Fund's equity position, upon election of the Fund, is convertible into 2.2 million shares of the Company's Common Stock, which represents an exercise price of $19.63 per share (the approximate market price of the Company's Common Stock on the date of issuance). The Venture is a limited liability corporation in which the Company owns 50% of the voting interest; therefore, the Venture is accounted for under the equity method of accounting.


TAXES


     At December 31, 1997, the Company had an aggregate cost basis of $868.9 million in its real estate assets for federal income tax purposes. Depreciation for income tax purposes is calculated using the straight line method over the estimated useful lives of the assets, which for buildings placed in service prior to May 13, 1993 is 31.5 years (resulting in a rate of 3.2% per year) and buildings placed in service after May 13, 1993 is 39 years (resulting in a rate of 2.6% per year).



     The Company's aggregate real estate tax obligation during the year ended December 31, 1997 was approximately $13.0 million. Estimated aggregate 1998 real estate taxes, taking into account planned expansions, are approximately $14.1 million.

                                    PART IV



ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)  The response to this section of Item 14 is submitted as a separate section of this report.

(a)(3) The exhibits, as listed in the Exhibit Index set forth on pages E-1 through E- are submitted as a separate section of this report. An 8-K (dated September 25, 1997) was filed on October 10, 1997 reporting the Company's engagement of Lehman Brothers to assist the Company in assessing strategic alternatives.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, there unto duly authorized.



Dated: May 11, 1998                       HORIZON GROUP, INC.


                                          By:     /s/ JAMES S. WASSEL
                                          --------------------------------------
                                          Title: President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----

               NORMAN PERLMUTTER*                 Director and Chairman of the Board of  May 11, 1998
 ---------------------------------------------    Directors
               Norman Perlmutter

              /s/ JAMES S. WASSEL                 Director, President and Chief          May 11, 1998
 ---------------------------------------------    Executive Officer (Principal
                James S. Wassel                   Executive Officer) and Principal
                                                  Financial Officer)

              DOUGLAS CROCKER II*                 Director                               May 11, 1998
 ---------------------------------------------
               Douglas Crocker II

               WILLIAM P. DICKEY*                 Director                               May 11, 1998
 ---------------------------------------------
               William P. Dickey

                NORMAN R. HIGO*                   Director                               May 11, 1998
 ---------------------------------------------
                 Norman R. Higo

              RONALD L. PIASECKI*                 Director                               May 11, 1998
 ---------------------------------------------
               Ronald L. Piasecki

             ROBERT D. PERLMUTTER*                Director                               May 11, 1998
 ---------------------------------------------
              Robert D. Perlmutter

                MARTIN SHERMAN*                   Director                               May 11, 1998
 ---------------------------------------------
                 Martin Sherman

              RICHARD D. STEWART*                 Assistant Controller (Principal        May 11, 1998
 ---------------------------------------------    Accounting Officer)
               Richard D. Stewart

            *By: /s/ JAMES S. WASSEL
    ---------------------------------------
                James S. Wassel
                Attorney-in-fact

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

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............
Notes to Consolidated Financial Statements..................
Report of Independent Auditors..............................

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

                              HORIZON GROUP, INC.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                          COSTS CAPITALIZED
                                                                            SUBSEQUENT TO
                                                                        INITIAL DEVELOPMENT OF
                                  INITIAL COST TO COMPANY(A)                ACQUISITION(B)
                           ----------------------------------------   --------------------------
                                                      BUILDINGS AND                BUILDINGS AND
                           ENCUMBRANCE      LAND      IMPROVEMENTS       LAND      IMPROVEMENTS
                           -----------      ----      -------------      ----      -------------
Bellport.................  $12,643,100   $  460,700    $16,036,400    $  355,800    $   318,500
Birch Run................  54,751,600     3,439,900     39,671,400     3,423,000     32,215,100
Burlington...............  13,117,300     3,568,200     21,629,200            --        178,100
Calhoun..................  16,410,500     3,292,100     19,862,700       439,000      6,067,900
Conroe...................  18,179,000     2,100,900     37,483,100            --        218,000
Dry Ridge................   1,572,300       995,900      8,627,500        (1,700)    (5,567,500)
Edinburgh................  17,197,900       988,300     11,314,700        46,400     16,077,900
Fremont..................  14,200,900     2,434,800     10,268,700            --      9,072,200
Gilroy...................  65,248,800    11,283,400     61,998,500     6,580,200      7,588,900
Hillsboro................  28,318,900     6,397,700     44,761,100        50,100      3,850,100
Holland..................   3,242,800       791,600     12,265,800         3,100     (6,841,800)
Jeffersonville...........  20,165,800     1,629,700     37,073,300         1,900        830,600
Kenosha..................  22,242,500     6,299,100     34,658,100         5,100      1,758,800
Lake Elsinore............  29,312,600    19,404,900     43,393,400      (234,500)     6,047,900
Laughlin.................  13,855,500            --     43,571,500            --          1,600
Lee......................  20,341,000     8,232,400     33,241,900            --             --
Medford..................   9,138,800       269,600     18,586,100       144,400        356,300
Michigan City............  42,352,800     3,796,200     37,359,700        43,400     12,774,400
Monroe...................   8,450,900       815,000     17,982,900       225,800      1,936,800
Muskegon.................   8,844,000     3,538,300     22,346,900       225,900      1,094,700
Oshkosh..................  14,200,900       644,800     11,452,800            --      4,987,100
Perryville...............   9,741,100     3,151,100     16,870,000      (136,200)      (318,900)
Pismo Beach..............  11,725,000     8,774,900     16,255,100          (100)       253,800
Queenstown...............  17,289,400     3,455,300     28,620,000          (900)       358,300
Sealy....................  10,612,800       827,400     13,454,700        18,100      4,169,500


                               GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                           --------------------------------------------------------
                                         BUILDINGS AND                 ACCUMULATED      DATE OF        DATE
                              LAND       IMPROVEMENTS       TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
                              ----       -------------      -----      ------------   ------------   --------
Bellport.................  $   816,500    $16,354,900    $17,171,400    $2,072,400        1992         1995
Birch Run................    6,862,900     71,886,500     78,749,400     9,038,100        1986         1995
Burlington...............    3,568,200     21,807,300     25,375,500     1,948,400        1989         1995
Calhoun..................    3,731,100     25,930,600     29,661,700     2,156,800        1992         1995
Conroe...................    2,100,900     37,701,100     39,802,000     3,536,500        1992         1995
Dry Ridge................      994,200      3,060,000      4,054,200            --        1991         1995
Edinburgh................    1,034,700     27,392,600     28,427,300     4,816,200        1989           --
Fremont..................    2,434,800     19,340,900     21,775,700     2,704,900        1985           --
Gilroy...................   17,863,600     69,587,400     87,451,000     5,225,900        1992         1993
Hillsboro................    6,447,800     48,611,200     55,059,000     4,350,400        1989         1995
Holland..................      794,700      5,424,000      6,218,700       297,300        1988         1995
Jeffersonville...........    1,631,600     37,903,900     39,535,500     3,444,700        1993         1995
Kenosha..................    6,304,200     36,416,900     42,721,100     3,239,200        1988         1995
Lake Elsinore............   19,170,400     49,441,300     68,611,700     4,316,600        1991         1995
Laughlin.................           --     43,573,100     43,573,100        71,600        1996           --
Lee......................    8,232,400     33,241,900     41,474,300        59,000        1996           --
Medford..................      414,000     18,942,400     19,356,400     2,345,600        1991         1995
Michigan City............    3,839,600     50,134,100     53,973,700     6,398,600        1987         1993
Monroe...................    1,040,800     19,919,700     20,960,500     5,829,800        1987           --
Muskegon.................    3,764,200     23,441,600     27,205,800     1,272,100        1995           --
Oshkosh..................      644,800     16,439,900     17,084,700     4,159,200        1989           --
Perryville...............    3,014,900     16,551,100     19,566,000     1,800,000        1990         1995
Pismo Beach..............    8,774,800     16,508,900     25,283,700     1,683,600        1994         1995
Queenstown...............    3,454,400     28,978,300     32,432,700     2,501,200        1989         1995
Sealy....................      845,500     17,624,200     18,469,700     1,316,100        1995         1995

                              HORIZON GROUP, INC.
                               DECEMBER 31, 1997

                                                                              COSTS CAPITALIZED
                                                                            SUBSEQUENT TO INITIAL
                                                                               DEVELOPMENT OR
                                   INITIAL COST TO COMPANY(A)                  ACQUISITION(B)
                           -------------------------------------------   ---------------------------
                                                         BUILDINGS AND                 BUILDINGS AND
                           ENCUMBRANCE        LAND       IMPROVEMENTS       LAND       IMPROVEMENTS
                           -----------        ----       -------------      ----       -------------
Silverthorne               $ 27,121,500   $  9,048,200   $ 36,000,000    $       200   $    251,500
Somerset                      4,422,000      1,750,000     16,460,300             --        237,100
Tracy                        12,023,100      4,655,100     18,087,200      1,509,000         (1,000)
Traverse City                 2,554,900        675,600      7,976,000             --     (5,000,500)
Tulare                        8,156,000      3,330,900     16,188,000        416,200      1,752,600
Vero Beach                   26,798,300      2,707,800     18,915,400           (100)    10,198,300
Warrenton                    11,595,400      1,982,500     14,760,800          8,300      5,750,400
Williamsburg                 24,033,300     10,086,500     27,728,200       (551,100)     7,327,000
Woodbury                     17,865,500      1,139,900      8,992,400             --      8,818,900
Miscellaneous                 8,371,000         42,500      5,445,600          5,700      4,421,100
                           ------------   ------------   ------------    -----------   ------------
                           $626,097,200   $132,011,200   $829,339,400    $12,577,000   $131,183,700
                           ============   ============   ============    ===========   ============


                                 GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                           ------------------------------------------------------------
                                          BUILDINGS AND                    ACCUMULATED      DATE OF        DATE
                               LAND       IMPROVEMENTS        TOTAL        DEPRECIATION   CONSTRUCTION   ACQUIRED
                               ----       -------------       -----        ------------   ------------   --------
Silverthorne               $  9,048,400   $ 36,251,500    $   45,299,900   $ 3,176,800        1988         1995
Somerset                      1,750,000     16,697,400        18,447,400     2,375,900        1990         1993
Tracy                         6,164,100     18,086,200        24,250,300     1,811,100        1994         1995
Traverse City                   675,600      2,975,500         3,651,100        29,800        1990           --
Tulare                        3,747,100     17,940,600        21,687,700       658,300        1995           --
Vero Beach                    2,707,700     29,113,700        31,821,400     3,461,600        1994           --
Warrenton                     1,990,800     20,511,200        22,502,000     1,688,900        1993         1995
Williamsburg                  9,535,400     35,055,200        44,590,600     2,895,700        1988         1995
Woodbury                      1,139,900     17,811,300        18,951,200     2,764,100        1992           --
Miscellaneous                    48,200      9,866,700         9,914,900     2,065,200        1995           --
                           ------------   ------------    --------------   -----------
                           $144,588,200   $960,523,100    $1,105,111,300   $95,511,600
                           ============   ============    ==============   ===========


Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:
    Buildings                31.5 years
    Improvements             Shorter of 10 years or useful life


The aggregate gross cost of property included above for federal income tax purposes approximated $868.9 million as of December 31, 1997.


Notes:
(a) The Initial Cost amounts for assets purchased in the merger with McArthur/Glen have been restated to reflect refinements in the purchase price adjustments.
(b) Includes adjustments for the impairment of long-lived assets on Dry Ridge, Holland, New Mexico, Traverse City and Hawaii.

                              HORIZON GROUP, INC.

        SCHEDULE III - REAL ESTATE AND ACCUMULATION DEPRECIATION CONT. -
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1997

1. RECONCILIATION OF REAL ESTATE PROPERTIES:

     The following table reconciles the Real Estate Properties from January 1, 1995 to December 31, 1997:


                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                        1997              1996              1995
                                                        ----              ----              ----
Balance, Beginning of Period...................    $1,037,734,500    $1,059,960,400    $  305,987,300
  Additions during Period
     Development of New Projects...............        22,910,900        49,997,800        79,253,400
     Improvements of Existing Properties.......        21,776,100        42,372,300        73,668,900
     Acquisitions..............................        38,520,000                --       601,050,800
     Retirements...............................        (8,361,900)       (1,115,000)               --
     Contribution of Assets to Venture.........        (7,497,900)      (35,756,000)               --
     Write Down to Net Book Value(c)...........                --        (6,997,000)               --
     Transfer of Assets Held for Sale..........         3,707,500       (23,754,000)               --
     Write-off of Impaired Properties..........        (3,677,900)      (46,974,000)               --
                                                   --------------    --------------    --------------
Balance, End of Period.........................    $1,105,111,300    $1,037,734,500    $1,059,960,400
                                                   ==============    ==============    ==============


     The following table reconciles the accumulated depreciation from January 1, 1995 to December 31, 1997:


                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                        1997              1996              1995
                                                        ----              ----              ----
Balance, Beginning of Period...................    $   65,401,000    $   37,838,900    $   18,154,300
  Additions during Period
     Depreciation..............................        37,449,700        34,729,400        19,684,600
     Write Down to Net Book Value(c)...........                --        (6,997,000)               --
  Retirements During Period....................        (7,339,100)         (170,300)               --
                                                   --------------    --------------    --------------
Balance, End of Period.........................    $   95,511,600    $   65,401,000    $   37,838,900
                                                   ==============    ==============    ==============


(c) The cost basis of the impaired assets held for sale have been adjusted to reflect the write-off of accumulated depreciation.

                                 EXHIBIT INDEX


EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 *3.1    Amended and Restated Articles of Incorporation of the
         Company [Incorporated by reference to Exhibit 3.1 to
         Registration Statement 33-95174]
 *3.2    Amended and Restated Bylaws of the Company [Incorporated by
         reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996
         (SEC File No. 1-12424)]
 *4      Specimen Common Stock Certificate (reference is also made to
         Exhibits 3.1 and 3.2) [Incorporated by reference to Exhibit
         4 to Registration Statement No. 33-91236]
*10.1    Agreement of Limited Partnership of Horizon/Glen Outlet
         Centers Limited Partnership [Incorporated by reference to
         Exhibit 10.1 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1995 (SEC File No. 1-12424)]
*10.2    Registration Rights Agreement [Incorporated by reference to
         Exhibit 10.25 to Registration Statement No. 33-68420]
*10.3    Registration Rights Agreement between the Company and
         Jeffrey A. Kerr [Incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-68420]
*10.4    Employee Bonus Plan [Incorporated by reference to Exhibit
         10.27 to Registration Statement No. 33-68420]
*10.5    Director Stock Option Plan [Incorporated by reference to
         Exhibit 10.5 to the Company's annual report on Form 10-K for fiscal year ended December 31, 1995 (SEC File No. 1-2424)]
*10.6    Amended and Restated 1993 Stock Option Plan [Incorporated by
         reference to Exhibit 10.29 to Registration Statement No.
         33-68420]
*10.7    Employee Stock Bonus Arrangement Agreement [Incorporated by
         reference to Exhibit 10.30 to Registration Statement No.
         33-68420]
*10.8    Form of Indemnification Agreement by and between the Company and each of the Executive Officers and Directors of the
         Company [Incorporated by reference to Exhibit 10.34 to
         Registration Statement No. 33-68420]
*10.8    Loan Agreement, dated as of June 30, 1997, between HGL
         Outlet Associates and Third Horizon Group Limited
         Partnership and Lehman Brothers Realty Corporation
         [Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated June 30, 1997 (SEC File No.
         1-12424)]
*10.10   Option Agreement by and among Court Concept Associates,
         Inc., Jeffrey A. Kerr and the Company [Incorporated by
         reference to Exhibit 10.41 to the Company's annual report on
         Form 10-K for fiscal year ended December 31, 1994 (SEC File
         No. 1-12494)]
*10.11   Horizon Outlet Centers, Inc. Profit Sharing/401(k) Plan
         [Incorporated by reference to Exhibit 10.42 to the Company's annual report on Form 10-K for fiscal year ended December
         31, 1994 (SEC File No. 1-12494)]
*10.12   Consulting and Non-Competition Agreement by and among
         McArthur/Glen Realty Corp., McG Outlet Centers Limited
         Partnership, Horizon Outlet Centers, Inc., Horizon Outlet
         Centers Limited Partnership, Cheryl McArthur and upon its
         formation, Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995 [Incorporated by reference to
         Exhibit (10)(d) to the Company's current report on Form 8-K dated March 16, 1995 (SEC File No. 1-12424)]
*10.13   Termination of Employment Agreement by and among
         McArthur/Glen Realty Corp., McG Outlet Centers Limited
         Partnership, Horizon Outlet Centers, Inc., Horizon Outlet
         Centers Limited Partnership, Cheryl McArthur and upon its
         formation, Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995 [Incorporated by reference to
         Exhibit (10)(e) to the Company's current report on Form 8-K dated March 16, 1995 (SEC File No. 1-12424)]

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
*10.14   Amendment No. 1 to Consulting and Non-Competition Agreement
         by and between McArthur/Glen Realty Corp., McG Outlet
         Centers Limited Partnership, Horizon Outlet Centers, Inc.,
         Horizon Outlet Centers Limited Partnership, Cheryl McArthur
         and Horizon/Glen Outlet Centers Limited Partnership dated as of March 13, 1995 [Incorporated by reference to Exhibit
         2.3.1 to Registration Statement No. 33-91236]
*10.15   Agreement dated as of May 15, 1995 by and between
         McArthur/Glen Realty Corp., McG Outlet Centers Limited
         Partnership, Horizon Outlet Centers, Inc., Horizon Outlet
         Centers Limited Partnership, Cheryl McArthur and
         Horizon/Glen Outlet Centers Limited Partnership
         [Incorporated by reference to Exhibit 10(a) to the Company's current report on Form 8-K dated May 16, 1995 (SEC File No.
         1-12424)]
*10.16   Form of Employment Agreement by and between HGI Realty,
         Inc., Horizon/Glen Outlet Centers Limited Partnership and
         James S. Harris [Incorporated by reference to Exhibit 2.8.6 to Registration Statement 33-91236]
*10.27   Bonus Agreement by and between Horizon Group, Inc.,
         Horizon/Glen Outlet Centers Limited Partnership and Richard
         A. Phillips [Incorporated by reference to Exhibit 10.22 to the Company's annual report on Form 10-K for fiscal year
         ended December 31, 1996 (SEC File No. 1-12424)]
*10.28   Consulting Agreement dated as of January 1, 1996 among M & S
         Advisor Group, Inc., Martin Sherman and HGI Realty, Inc.
         [Incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for fiscal year ended December
         31, 1995 (SEC File No. 1-12424)]
*10.29   Agreement with Jeffrey A. Kerr dated April 11, 1997
         [Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended
         March 31, 1997 (SEC File No. 1-12424)]
*10.30   Employment Agreement with James S. Wassel [Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1997
         (SEC File No. 1-12424)]
*10.31   1997 Stock Option Plan
*10.32   Employment Letter to Stephen J. Moore dated April 24, 1997
*10.33   Employment Letter to Paul Comarato dated July 23, 1997
*10.34   Agreement with Norman Perlmutter dated as of October 23,
         1997
*10.35   Bonus grant to Ronald L. Piasecki
*10.36   Agreement with Stephen J. Moore dated as of November 12,
         1997
*10.37   Agreement with Paul Comarato dated as of November 12, 1997
*10.38   Amended and Restated Agreement and Plan of Merger by and
         among Prime Retail, Inc., Prime Retail, L.P., Horizon Group,
         Inc., Sky Merger Corp., Horizon Group Properties, Inc.,
         Horizon Group Properties, L.P. and Horizon/Glen Outlet
         Centers Limited Partnership dated as of February 1, 1998
         [Incorporated by reference to Exhibit (10)(a) to the
         Company's current report on Form 8-K dated February 1, 1998
         (SEC File No. 1-12424)]
*10.39   Agreement by and among Prime Retail, Inc., Horizon Group,
         Inc., Mr. David H. Murdoch and Pacific Holding Company dated as of February 1, 1998 [Incorporated by reference to Ex-
         hibit (10)(b) to the Company's current report on Form 8-K
         dated February 1, 1998 (SEC File No. 1-12424)]
*10.40   Contribution Agreement by and among Castle & Cooke
         Commercial-CA, Inc., Castle & Cooke Retail, Inc. and
         Horizon/Glen Outlet Centers Limited Partnership dated as of
         February 1, 1998 [Incorporated by reference to Exhibit
         (10)(c) to the Company's current report on Form 8-K dated
         February 1, 1998 (SEC File No. 1-12424)]
 13      Annual Report to Shareholders for the fiscal year ended
         December 31, 1996

EXHIBIT
  NO.                                           DESCRIPTION
-------                                         -----------
*21      Subsidiaries of the Company
 23      Consent of Independent Auditors
*24      Powers of Attorney
 27.1    Financial Data Schedule

-------------------------
* Previously filed.