Form 10-Q
period 1998-03-31
HORIZON GROUP INC
filed 1998-05-15
CIK 911645

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                      FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 OR 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

                                      OR

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                      Commission file number:  1-12424
                      --------------------------------

                             HORIZON GROUP, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its Charter)



          MICHIGAN                                    38-2559212
----------------------------------     -----------------------------------------
 State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)


5000 HAKES DRIVE, NORTON SHORES, MI                      49441
-----------------------------------                    ----------
(Address of principal executive offices)               (Zip Code)


                               (616) 798-9100
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


                               Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

     NUMBER OF COMMON SHARES OUTSTANDING AT MAY 8, 1998        24,177,366
                                                               ----------

                             HORIZON GROUP, INC.
                             Index to Form 10-Q
                               March 31, 1998

                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION:



         Consolidated Condensed Statements of Operations for the
          three months ended March 31, 1998 and 1997                       3

         Consolidated Condensed Balance Sheets as of
          March 31, 1998 and December 31, 1997                             4

         Consolidated Condensed Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997                       5

         Notes to Consolidated Condensed Financial Statements            6-7

         Management's Discussion and Analysis of Results of Operations
          and Financial Condition                                       8-11


Part II.

         Other Information                                                12

         Signatures                                                       13

                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Operations
               For the three months ended March 31, 1998 and 1997
                                  (unaudited)




                                                     Three months ended
                                                         March 31,
                                                     ------------------
                                                     1998         1997
                                                     ----         ----
                                              (thousands, except per share data)
REVENUE
 Base rent                                           $27,940       $26,304
 Percentage rent                                       1,154           914
 Expense recoveries                                    7,785         8,461
 Other                                                 2,211         1,624
                                                  ----------   -----------
  Total revenue                                       39,090        37,303
                                                  ----------   -----------
EXPENSES
 Property operating                                    5,700         6,100
 Real estate taxes                                     3,509         3,316
 Land leases and other                                 2,397         2,763
 Depreciation and amortization                        10,376         9,560
 General and administrative                            2,640         2,545
 Merger expense                                        1,169
 Interest                                             13,566        11,409
                                                  ----------   -----------
  Total expenses                                      39,357        35,693
                                                  ----------   -----------
Income (loss) before minority interests                 (267)        1,610
Minority interests                                       149          (278)
                                                  ----------   -----------
NET INCOME (LOSS)                                    $  (118)      $ 1,332
                                                  ==========   ===========
PER COMMON SHARE - BASIC AND DILUTED:
Net income (loss)                                    $  (.00)      $   .06
                                                  ==========   ===========
Cash dividend                                        $   .34       $   .35
                                                  ==========   ===========
Weighted average common shares outstanding            24,130        23,661
  - basic                                         ==========   ===========


See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                     Consolidated Condensed Balance Sheets
                   as of March 31, 1998 and December 31, 1997
                                  (unaudited)


                                                             March 31,              December 31,
                                                               1998                    1997
                                                             ---------              ------------
ASSETS                                                                  (thousands)
REAL ESTATE - AT COST:
Land                                                          $  144,600            $   144,589
Buildings and improvements                                       962,953                960,522
Less accumulated depreciation                                   (105,177)               (95,512)
                                                              ----------            -----------
        Total net real estate                                  1,002,376              1,009,599
Cash and cash equivalents                                         13,960                 12,091
Restricted Cash                                                      760                    751
Tenant accounts receivable                                         6,186                  6,489
Due from joint venture                                             9,791                 11,639
Assets held for sale                                               1,933                  1,933
Deferred costs                                                    18,250                 18,708
Other assets                                                      11,672                 11,456
                                                              ----------             ----------
        Total assets                                          $1,064,928             $1,072,666
                                                              ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                      $  624,708             $  626,097
Accounts payable and accrued expenses                             16,541                 20,516
Prepaid rents and other tenant liabilities                         5,537                  5,769
Other liabilities                                                  9,054                  7,955
Dividends and distributions payable                                6,802                     15
                                                              ----------             ----------
        Total liabilities                                        662,642                660,352
MINORITY INTERESTS                                                57,899                 61,080
SHAREHOLDERS' EQUITY:
Common shares                                                        241                    241
Additional paid-in capital                                       470,205                468,593
Distributions in excess of net income                           (126,059)              (117,600)
                                                              ----------             ----------
        Total shareholders' equity                               344,387                351,234
                                                              ----------             ----------
        Total liabilities and shareholders' equity            $1,064,928             $1,072,666
                                                              ==========             ==========

See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
                Consolidated Condensed Statements of Cash Flows
               For the three months ended March 31, 1998 and 1997
                                  (unaudited)


                                                                       Three months ended
                                                                           March 31,
                                                                     -------------------------
                                                                       1998             1997
                                                                     ---------        --------
                                                                           (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $    (118)       $  1,332
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Minority interests in net income                                      (149)            278
    Depreciation and amortization                                       11,022          10,228
  Changes in assets and liabilities:
    Tenant accounts receivable                                             303          (1,728)
    Due from joint venture                                               1,848           2,670
    Deferred costs and other assets                                       (748)          3,030
    Accounts payable and accrued expenses                               (1,932)         (2,489)
    Other liabilities                                                    1,099            (138)
    Prepaid rents and other tenant expenses                               (232)         (1,624)
                                                                     ---------        --------
      Net cash provided by operating activities                         11,093          11,559
                                                                     ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for real estate and improvements                         (4,714)        (18,519)
  Investment in restricted cash                                             (9)              -
                                                                     ---------        --------
      Net cash used in investing activities                             (4,723)        (18,519)
                                                                     ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                 5,915
  Dividends                                                             (2,537)        (12,098)
  Distributions - minority interests                                      (436)         (2,756)
  Principal payments on mortgages and other debt                        (1,296)         (1,495)
  Debt issue costs                                                        (232)           (134)
  Net proceeds from revolving credit facility                                           18,780
                                                                     ---------        --------
      Net cash provided by (used in) financing activities               (4,501)          8,212
                                                                     ---------        --------
      Net increase in cash                                               1,869           1,252

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   12,091          16,464
                                                                     ---------        --------
  End of period                                                      $  13,960        $ 17,716
                                                                     =========        ========

See accompanying notes to consolidated condensed financial statements.

                              HORIZON GROUP, INC.
              Notes to Consolidated Condensed Financial Statements
                                  (unaudited)


(1)  Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since it is assumed the user of these statements is reading them in conjunction with the most recent year-end audited financial statements. In the opinion of management, the consolidated condensed financial statements contain all normal, recurring adjustments necessary for a fair statement of financial results for the interim periods presented. The preparation of these financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Business Combinations

On November 12, 1997, the Company entered into a merger agreement (which was amended and restated on February 1, 1998) with Prime Retail, Inc. ("Prime") which provides for Prime to integrate 22 of the Company's existing outlet centers into its portfolio and the Company's remaining 13 centers (as well as two centers currently owned by Prime) to be operated by a newly formed entity. The shares of the newly formed entity will be distributed following the merger, on a pro rata basis, to the shareholders of both Prime and the Company. The Company has expensed costs of $1.2 million in the three months ended March 31, 1998 in conjunction with this merger. The merger is conditioned upon, among other things, the approvals of each of the respective Company's shareholders and the satisfaction of other customary conditions.

On April 1, 1998, the Company consummated a Contribution Agreement with
Castle & Cooke Properties, Inc. which released the Company from its obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project, released the Company from all post-closing obligations under the lease, which expires in 2045, in exchange for the Company's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that the Company transfer to such joint venture substantially all of the Company's economic interest in its outlet center in Lake Elsinore, California together with vacant property located adjacent to the center. The Company estimates that a net loss of approximately $30.0 million will be recorded in the second quarter to reflect the transfer of the economic interest in this property. The Company holds a small minority interest in the joint venture but has no obligation or commitment with respect to the operations of the Dole Cannery project following the closing.

                              HORIZON GROUP, INC.
        Notes to Consolidated Condensed Financial Statements (continued)
                                  (unaudited)


(3)  Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                   Three months ended
                                                                       March 31,
                                                                 --------------------
                                                                 1998            1997
                                                                 ----            ----
NUMERATOR:
  Net income (loss) - basic                                   $      (118)      $    1,332
  Minority interest of Unitholders                                    (23)             267
                                                              -----------       ----------
Net income (loss) - diluted                                   $      (141)      $    1,599
                                                              ===========       ==========
Denominator:
  Weighted average common shares outstanding - basic               24,130           23,661
  Effect of converting units to shares                              4,164            4,538
                                                              -----------       ----------
  Weighted average common shares outstanding - diluted             28,294           28,199
                                                              ===========       ==========
  Net income (loss) per share - basic and diluted             $      (.00)      $      .06
                                                              ===========       ==========

Outstanding options and convertible venture interests were excluded because the effect of such items were anti-dilutive for the periods presented.

(4) Contingencies

On December 10, 1997, a shareholder of the Company filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan against the Company, Prime and certain directors and former directors of the Company. The substantive allegations claim that the Company's directors breached their fiduciary duties to the Company's shareholders in approving the merger between the Company and Prime and that the consideration to be paid to the Company's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that the merger be enjoined or, in the event that the merger is consummated that it be rescinded or damages be awarded to the class members. On May 4, 1998, the Company entered into a Memorandum of Understanding which provided for a settlement of the lawsuit subject to certain conditions.

(5) Reclassifications

Certain reclassifications have been made to previously reported balances in order to provide comparability to the statements reported herein. These reclassifications have not changed previously reported results or shareholders' equity.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
                   For the three months ended March 31, 1998
                                  (unaudited)


General Overview

Horizon Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that is engaged in the ownership, acquisition, development and operation of outlet shopping centers. The operations of the Company are conducted through a majority-owned subsidiary, Horizon/Glen Outlet Centers Limited Partnership, (the "Operating Partnership"). As of March 31, 1998, the Company owned 85.4 percent of the Operating Partnership.

Results of Operations

The net loss before minority interests was $.3 million in the three months ended March 31, 1998 compared to net income before minority interests of $1.6 million in the corresponding period of 1997. The loss in 1998 resulted primarily from $1.2 million of professional fees incurred relating to the impending merger with Prime.

Total revenues increased $1.8 million, or 4.8%, to $39.1 million in the three months ended March 31, 1998 from $37.3 million in the corresponding period of 1997. Base rent increased $1.6 million, or 6.2%, to $27.9 million in the three months ended March 31, 1998 from $26.3 million in the corresponding period of 1997. Percent rent was $1.2 million in the first quarter of 1998 and $.9 million in the first quarter of 1997. The increase in rents is the result of additional gross leasable area ("GLA") primarily from the acquisition of an approximately 203,000 square foot center adjacent to the Company's Gilroy, California center in December of 1997. The Company also increased GLA by developing one new center and expanding three existing centers subsequent to March 31, 1997. These increases in GLA are collectively referred to as the "Portfolio Expansion."

Tenant expense recoveries decreased $.7 million, or 8.0%, to $7.8 million in the three months ended March 31, 1998 from $8.5 million in the corresponding period of 1997 principally as the result of increased caps on recovery rates and the lack of recovery revenue from the vacant New Mexico Center. Expense recoveries covered 84.5% of property operating and real estate tax expenses in the first quarter of 1998 compared to 90.0% in the first quarter of 1997.

Other income increased $.6 million, or 36.1%, to $2.2 million in the three months ended 1998 from $1.6 million in the corresponding period of 1997. The increase resulted from a $.6 million increase in temporary tenant income and lease termination income offset by declines in interest and leasing income.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1998
                                  (unaudited)



Property operating and real estate tax expenses in the first quarter of 1998 compared to the first quarter of 1997 remained stable. Increased operating costs from increased GLA due to the Portfolio expansion were offset by portfolio-wide decreased spending.

Land lease and other expense decreased $.4 million, or 13.2%, to $2.4 million in the three months ended 1998 from $2.8 million in the corresponding period of 1997 principally from discontinuing landlord marketing contributions for 1998.

General and administrative expenses remained consistent between the first quarters of 1998 and 1997, representing 6.8% of revenue in each period.

Depreciation and amortization increased $.8 million, or 8.5%, to $10.4 million in the three months ended March 31, 1998 from $9.6 million in the corresponding period of 1997. The increase was principally due to the Portfolio expansion. Interest expense increased $2.2 million, or 18.9%, to $13.6 million in the first quarter of 1998 compared to $11.4 million in the first quarter of 1997 due to increased borrowings, principally resulting from the Portfolio Expansion.

Liquidity and Capital Resources

As of March 31, 1998, the Company's outstanding mortgages and other debt was $624.7 million. While the Company has some additional availability under its credit facilities, additional borrowings may not be available due to the financial ratios the Company is required to maintain.

During 1998, the Company has no plans to expand its outlet centers. However, the Company plans to spend approximately $19.0 million for tenant allowances and capital improvements to its outlet centers in 1998 of which $4.7 million was spent in the first quarter of 1998. The Company plans to fund these costs with existing cash balances, cash flow from operations and proceeds from the sale of assets.

The Company expects to meet its short-term liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage and the covenants related to its debt, the Company's ability to obtain additional financing sources is limited. There can be no assurance that the Company will be able to successfully obtain such funding sources or, if obtained, on favorable terms.

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1998
                                  (unaudited)



In order to qualify as a real estate invest trust ("REIT") for federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise, for the expansion and renovation of its existing factory outlet centers and for the retirement of debt.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe that the impact of the recognition of the year 2000 by its information and operating technology systems will have a material adverse effect on the Company's financial condition and results of operations. The majority of any necessary system changes will be upgraded in the normal course of business. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

Funds from Operations Before Minority Interests

Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, Fund From Operations ("FFO") should be considered. Management generally considers FFO to be an appropriate measure of the performance of any equity REIT. Funds From Operations before minority interests is defined as net income before minority interests (computed in accordance with generally accepted accounting principles) excluding (1) gain or losses from debt restructuring, certain one-time charges and write-downs and sales of property, (2) depreciation of real estate, (3) amortization other than the amortization of deferred financing costs and (4) adjustments for unconsolidated partnerships and joint ventures (Funds From Operations as defined by the National Association of Real Estate Investment Trusts in March 1995). The Company

                              HORIZON GROUP, INC.
         Management's Discussion and Analysis of Results of Operations
                      and Financial Condition (continued)
                   For the three months ended March 31, 1998
                                  (unaudited)


cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. FFO should not be considered as an alternative to net income or any other as a measure of liquidity or the ability to service debt or to pay dividends. Funds From Operations before minority interests in the first quarter of 1998 increased $.3 million, or 2.2%, to $11.2 million compared to $10.9 million in the corresponding period of 1997. The increase was principally due to the Portfolio Expansion.

Review of Unaudited Consolidated Condensed Interim Financial Statements

The Company's consolidated condensed financial statements at March 31, 1998 and for the three-month period then ended have been reviewed, prior to filing with the Securities and Exchange Commission, by Ernst & Young LLP, the Company's auditors, and their report is included herein.

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

                              HORIZON GROUP, INC.
                          Part II - Other Information




Item 6 - Exhibits and Reports on Form 8-K




         (a)  Exhibits 15a  Acknowledgment of Independent Accountants
              Exhibit 15b   Independent Accountants' Review Report
              Exhibit 27    Financial Data Schedule (Edgar filing only)

         (b) An 8-K was filed on February 4, 1998 to announce the revised merger agreement with Prime Retail, Inc. and an agreement with Castle & Cooke Properties, Inc.
              An 8-K was filed on April 16, 1998 to announce the closing of the agreement with Castle & Cooke Properties, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HORIZON GROUP, INC.
                                       Registrant




Date: May 15, 1998                     By:     /s/ James S. Wassel
     ---------------------------          ------------------------------
                                          James S. Wassel, President and
                                          Chief Executive Officer